Form 10KSB
period 1996-06-30
CONTINENTAL AMERICAN TRANSPORTATION INC
filed 1996-10-16
CIK 866457

SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549

                                                FORM 10-KSB

[x]      Annual Report Pursuant to Section 13 or 15(d) of the
         Securities and Exchange Act of 1934 [Fee Required]

         For the Fiscal Year ended June 30, 1996

                                        Commission File No. 0-18729

           CONTINENTAL AMERICAN TRANSPORTATION, INC.
                               Name of Small Business Issuer in its Charter

         COLORADO                                 84-1099599
State or Other Jurisdiction of              IRS Employer Identification
Incorporation or Organization               Number

495 Lovers Lane, Calhoun, Georgia                                 30701
Address of Principal Executive Offices                          Zip Code

           (706) 629-8682
Issuer's telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(b) of the Act:
                                                   NONE
Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class                  Name of Each Exchange on Which Registered
    Common Stock                                     Over the Counter (OTC)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act
during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.
Yes   X                    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Registrant's' revenues for the fiscal year ended June 30, 1996 were $36,801,423

         The aggregate market value of voting stock held by non-affiliates of the registrant as of October 4, 1996, was $8,487,581 (based upon $2.995 per share being the average bid and asked prices on that date as reported by the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.). In making this calculation, registrant has assumed, without admitting for any purpose, that all executive officers, directors, employees of registrant, as well as any entities they control, and no other persons, are affiliates.

                                 CONTINENTAL AMERICAN TRANSPORTATION, INC.

                                                 CONTENTS


PART I.                                                                  Page

         Item  1.          Business                                        3
         Item  2.          Properties                                      10
         Item  3.          Legal Proceedings                               11
         Item  4.          Submission of Matters to a
                           Vote of Security Holders                        13

PART II.

         Item  5.          Market for Registrant's Common
                           Equity and Related Stockholder
                           Matters                                         14

         Item  6           Managements' Discussion and
                           Analysis or Plan  of Operation                  19

         Item  7.          Financial Statements and
                           Supplementary Data                              25

         Item  8.          Changes in and Disagreements with
                           Accountants on Accounting and
                           Financial Disclosure                            25

PART III.

         Item 9.           Directors and Executive Officers
                           of the Registrant                               27

         Item 10.          Executive Compensation                          29

         Item 11.          Security Ownership of Certain
                           Beneficial Owners and Management                33

         Item 12.          Certain Relationships and
                           Related Transactions                            34

PART IV.

         Item 13.          Exhibits, Financial Statement
                           Schedules, and Reports on 8-K                   36

                                                      PART I
Item  1:  Business

General

         Continental American Transportation, Inc. (the "Company"), a Colorado corporation organized in 1983, has its principal corporate offices located in Calhoun, Georgia, which is also the location of its largest, wholly owned subsidiary, Carpet Transport, Inc.
("CTI"). In addition, the Company has two other wholly owned operating subsidiaries, Chase Brokerage, Inc. ("Chase"), located in Palatka, Florida, and Blue Mack Transport, Inc. ("Blue Mack"), located in Pottstown, Pennsylvania. Collectively, the Company and its subsidiaries operate a national non-union full and less than truckload carrier and freight brokerage and logistics business.
The substantial majority of the Company's business is operated by CTI which primarily transports carpet goods, textiles, and produce. CTI utilizes eighteen terminals to consolidate shipments for the carpet and textile manufacturing industry. Blue Mack is a short to medium-haul, dry van and refrigerated full truckload carrier operating primarily east of the Mississippi River, from the States of Maine to Florida. Blue Mack transports general commodities, including consumer goods, packaged foodstuffs, and paper, plastic, and beverage products. Chase operates a freight brokerage and logistics business from its principal offices located in Palatka, Florida.

         Historically, the Company has focused on acquisitions to achieve growth and to provide existing customers of the acquired entities with a high quality of service with the goal of obtaining sustained and predictable long term business growth. The Company's business expansion strategy is to continue to increase its business with its existing customer base and to make selective acquisitions.

         The Company's acquisitions record is indicative of its business growth strategy. In June, 1995, the Company acquired Blue Mack of Pottstown, Pennsylvania by means of a reverse merger acquisition. Also, in June, 1995, the Company purchased certain revenue equipment from Herr's Motor Express, Inc., doubling the size of the Company's then existing revenue equipment. On April 4, 1996, effective on February 29, 1996 the Company completed its acquisition of CTI, Chase and the affiliated company, A&P Transportation, Inc., since merged into CTI.

         This document may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "General", "Strategy and Operations", "Revenue
Equipment" and "Competition" in this Item, and "Management's
Discussion and Analysis or Plan of Operation" in Part II, Item 6.

Strategy and Operations

         To serve its customers in the carpet and textile manufacturing industry, the Company has a network of regional terminals and offices strategically located throughout the United States. In the Western United States, the Company has terminals located in Tulsa, Oklahoma and in San Antonio, Houston and Dallas, Texas.

         In the Eastern United States, the Company has terminals located in Canadaigua, New York, Pottstown, Pennsylvania,
Philadelphia and Pittsburgh, Pennsylvania, Baltimore Maryland and
Richmond, Virginia.

         The Company's terminals in the Southern United States are located in Greensboro, North Carolina, Monroe, Louisiana, Port Allen Louisiana, Mobile, Alabama, Memphis, Tennessee, Kingsport, Tennessee, and in Tampa, Orlando, Jacksonville, and Miami, Florida.

         The current network of terminals enables the Company to respond more rapidly to customers' changing distribution requirements. This network also permits the Company to expedite the maintenance of its equipment on a regional basis and to purchase fuel in bulk. All of the Company's terminals have terminal managers who work and coordinate their activities with the fleet managers, customer service representatives and dispatchers as well as oversee the needs of the Company's drivers.

         This network of terminals provides the Company with the ability to principally serve its carpet manufacturing customers in accordance with their traditional distribution requirements. The Company, however, in an effort to more fully utilize its revenue generating equipment resources on their return or back-haul trips from western points such as from the Seattle, Portland, San Francisco and Los Angeles metropolitan areas, has recently signed a letter of intent to acquire a California-based transportation company, Country Wide Transport Services, Inc. ("Country Wide"). Country Wide Truck Service, Inc., based in Corona, California, is an irregular-route truckload common and contract carrier which transports temperature-controlled commodities throughout the United States and Canada from its terminal base in southern Califoronia. Vertex Logistics, Inc., a subsidiary of Country Wide, based in Rochester, New York, is a freight brokerage operation providing logistics management services to producers of consumer and durable goods. In the event the Company's acquisition of Country Wide is successfully completed, the Company will then have integrated a western terminal center with which to provide customer transportation needs for routes coming east, resulting in more productive "round-trip" utilization of the Company's revenue generating equipment.*



* May contain "forward-looking statements".

         The Company focuses on the marketing of its services to the large carpet manufacturers located in the southeast region of the United States. The Company's services to these customers include multiple drops; appointment pick-ups and deliveries; assistance in loading and unloading; dedicated equipment with extra trailers that can be located for the convenience of customers, and; the assignment of particular drivers and equipment to prescribed routes, providing better service to customers while maintaining a high equipment utilization.

         The Company has signed an agreement to purchase the Innovative Computer System software and IBM hardware in order to automate the operational and administrative functions of CTI. Management anticipates improved informational resources and internal controls as a result of this system. This management information system is already installed and fully implemented in the Company's subsidiary, Blue Mack. Once the system is installed and implemented in CTI, the Company anticipates integration of the operations of CTI and Blue Mack in order to improve utilization of its revenue equipment and a reduction of administrative personnel.*

         The Company is purchasing a fully integrated computer network, "Qualcomm onboard" with planned installation over the next several years; this communications system shall include mobile communications terminals that will be installed on 500 of the Company's tractors. This system, together with its specialized licensed software, will link the tractor drivers with the Company's headquarters in Calhoun, Georgia, via satellite at any time except from 10:00 PM to 3:00 AM Pacific Time during the 7 day week. With its system of code buttons, this communications equipment will enable drivers to inform their dispatchers of the status of their route performance and, in cases of emergency, their need for immediate assistance. The Company believes this communications system will enhance driver retention, improve equipment utilization and provide for better customer service.*

















** May contain "forward-looking statements".

Revenue Equipment

         The Company acquires premium tractors to assist in the hiring and retention of qualified drivers, to promote safety and minimize maintenance and the costs of repair.

         The following table shows the number of units and age of revenue equipment operated by the Company at June 30, 1996:

                                                          Refrigerated
Model Year             Tractors        Trailers            Trailers

 1996                      0              55                 0

  1995                    241             160                71

  1994                    176               0                 0

  1993                    156              50                 0

  1992                     20             227                55

  1991                     21             134                77

  1990                     17             324                20

  1989                     43             134                 0

  1988 and
  prior                    59             297                 41

  Total                   733           1,381                264

         The Company seeks to minimize its operating costs by maintaining a relatively new fleet and to replace existing equipment every 36 months after their respective dates of purchase. The Company selects and purchases its tractors based upon a number of factors, including technological engine enhancements, fuel efficiency, the used equipment market and financing costs. The Company maintains a comprehensive maintenance program at its Calhoun, Georgia headquarters that seeks to minimize down time and maintain the value of its equipment. The Company expects to retain an adequate inventory of specialized trailers in order to continue to provide specialized services to existing and future customers requiring such equipment.

         The Company owns and primarily operates Freightliner and Kenworth Tractors, the majority of which are powered by Detroit Diesel electronically controlled engines which seek to decrease fuel consumption and control speed. The Company utilizes its refrigerated trailers to service its west coast produce customers as well as its east coast foodstuff/commodities customers.

Marketing and Customers

         The Company continues to target the large carpet manufacturers located in the southeast region of the United States as the principal source of its business. CTI has been serving these customers for over 20 years and has been able to retain these customers based upon its record of quality and responsive service; timely deliveries; assistance in loading and unloading;
availability of extra equipment to service the needs of these customers, and; the utilization of Company employee drivers and Company owned equipment as opposed to significant reliance upon owner-operators. The Company intends to continue to rely upon these well-established service and equipment priorities in order to expand its market share in the carpet manufacturing industry.

         The Company maintains its strong commitment to customer relations and marketing and assigns a member of its management team to each of its largest customers in order to provide the maximum amount of customer support. CTI, A&P, and Chase (Collectively, the "CTI Companies) accounted for $26,587,530 in revenue for the last four months of fiscal year 1996. The largest 25, 10, and 5 customers accounted for approximately 46.8%, 31.5%, and 20.8% respectively, of the CTI Companies' revenues during fiscal year 1996. No customer accounted for more than 5% of the CTI Companies' gross revenues during the last four months of fiscal year 1996.

         The Company's Pennsylvania based subsidiary, Blue Mack had gross revenues of $10,089,264 for the twelve months ending fiscal year 1996. The largest 25, 10, and 5 customers accounted for approximately 77.8%, 52.3% and 36.2%, respectively, of Blue Mack's revenues during fiscal year 1996. No customer accounted for more than 10% of Blue Mack's gross revenues during the last twelve months of fiscal year 1996.

Drivers and Employees

         The Company maintains a specialized staff at its Calhoun, Georgia headquarters to recruit, train, support and retain its employee drivers. Company drivers are chosen based upon specific Company guidelines relating pimarily to safety history, driving experience, road test evaluations, physical examinations as well as mandatory drug and alcohol testing. Upon being hired, a Company driver is trained at the Company's headquarters in Calhoun, Georgia in all phases of the Company's operational and safety policies as well as the fuel efficient operation of the Company's equipment. All Company drivers must pass a safety test and have a current and valid Commercial Driver's License.

         The Company strives to retain its qualified driver employees by providing new equipment and comfortable driver lounge/resting facilities at its Calhoun, Georgia headquarters and at select terminals across the United States. In addition, the Company's driver employees have direct access to Company management and receive competitive wages and benefits designed to establish a long-term employment relationship. For the 12-month period ended June 30, 1996, the Company's approximate annual driver turnover rate was 120%. The Company seeks to recognize its driver employees who provide loyal and long-term superior service and who maintain a good driving safety record by rewarding the drivers with semi-annual pay increases of half of one penny per mile.

         As of June 30, 1996, the Company employed 1,035 persons: 725 are drivers; 42 are in the maintenance department(s), and; 268 are in the Company's management and administration. None of the Company's employees are represented by a labor union.

Safety and Risk Management

         The Company places its safety policy at the forefront of its driver hiring and retention program. Drivers are constantly trained on the operational features of all revenue equipment on an ongoing basis with the principal emphasis on safety. The Company's Director of Safety and his staff constantly communicates with drivers on such matters as review of applicable laws and regulations concerning speed, driving hours and equipment inspections. If a driver is involved in any accident or emergency, notwithstanding its scope or gravity, he is subject to a thorough and routine safety interview and examination as well as to required testing from which a report is prepared by the Company's Safety Department. The Company implements all recommendations received from its Safety Department based upon its review of trends and accident reports.

         Claims of loss in the Company's business consist primarily of cargo loss and damage and auto liability. The Company maintains liability insurance policies on its fleet equipment for personal injury and property damage up to a maximum limit of $1,000,000 per occurrence with a $5,000 deductible. The Company is self-insured for workmen's compensation claims up to a maximum of $250,000 per occurrence. Company management closely scrutinizes all claims and actively participates in all claims adjustment matters. In the case of any self-insured claims, Company management estimates the approximate amount of the potential liability which are accrued as liabilities on the Company's balance sheet.

Fuel

         Increases in fuel prices or taxes could have a direct effect on the Company's operating results if such increases are not correspondingly passed on to the customer. Conversely, any such increase in fuel prices or fuel taxes has the danger of increasing the Company's customer billing prices to a point where such prices could render the Company non competitive with other carriers who compete for such customers' business. In such latter cases, the Company may be forced to absorb most if not all of these increases in order to maintain competitive customer billing rates. The

Company stores fuel in underground tanks situated in its Calhoun, Georgia facility and in aboveground storage tanks at select bulk fueling terminals. In addition, the Company negotiates fuel discounts with certain truck stop operators and other fuel suppliers and, on occasion, purchases large bulk quantities of fuel.

Regulation

         The Company is regulated by the United States Department of Transportation ("DOT") and by various state agencies. These regulatory agencies have broad powers, generally governing activities such as the authority to engage in motor carrier operations, rates and charges, accounting systems, periodic financial reporting, and certain mergers, consolidations, and acquisitions. In addition, the trucking industry is subject to regulatory and legislative changes such as increasingly stringent environmental regulations which can affect the economics of the industry at any time.

         The Motor Carrier Act of 1980 significantly deregulated the trucking industry and increased competition among motor carriers. Following enactment of the Motor Carrier Act, applicants have obtained DOT operating authority more easily, and interstate motor carriers, such as the Company have been able to change their rates more freely with less regulatory scrutiny and delay. In addition, the Motor Carrier Act has also removed many route and commodity restrictions on transportation of freight.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. The DOT requires national driver's licenses for interstate truck drivers.

         The Company's motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials, and other environmental matters. The Company has initiated programs to comply with all applicable environmental regulations. As part of its safety and risk management program, the Company periodically performs an internal environmental review to assist the Company achieve environmental compliance and avoid environmental risk. The Company's main terminal facilities located in Calhoun, Georgia were designed to contain and properly dispose of hazardous substances and petroleum products used in connection with the Company's business. The Company has rarely transported environmentally hazardous substances and, to date, has experienced no claims for hazardous substance shipments. In the event the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.

Seasonality

         In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. The Company's operating expenses also tend to be higher in the winter months primarily due to increased operating costs in colder weather and higher fuel consumption due to increased idle time.

Competition

         The Company competes primarily with other regional, medium and long-haul as well as national truckload carriers. Railroads and air freight carriers also provide competition, but to a lesser extent, to the Company. Company management believes that the most significant competitive factors are pricing, service and the availability of its revenue generating equipment to meet customers' requirements. In general, the trucking industry has been historically fragmented and highly competitive. A number of the Company's competitors have greater financial resources, more revenue generating equipment and transport a higher volume of freight than the Company. In addition, the Company also competes with other motor carriers for the services of drivers.

Item 2:  Properties

         The following table provides information regarding the Company's regional terminals and offices:

                                     Company Owned       Monthly
Location                                  Leased         Lease Rate

Calhoun, Georgia                           Own
Pottstown, Pennsylvania                    Leased         $5,200
Baltimore, Maryland                        Leased         $9,234
Dallas, Texas                              Leased         $3,378
Greensboro, North Carolina                 Leased         $3,921
Houston, Texas                             Leased         $4,231
Jacksonville, Florida                      Leased         $3,115
Kingsport, Tennessee                       Leased         $1,000
Memphis, Tennessee                         Leased         $2,075
Miami, Florida                             Leased         $8,897
Mobile, Alabama                            Leased         $2,060
Monroe, Louisiana                          Leased         $2,100
Orlando, Florida                           Own
Philadelphia, Pennsylvania                 Leased         $3,781
Pittsburgh, Pennsylvania                   Leased         $1,800
Port Allen, Louisiana                      Own
Richmond, Virginia                         Leased         $7,500
San Antonio, Texas                         Leased         $3,246
Tampa, Florida                             Own
Tulsa, Oklahoma                            Leased         $6,405

         The Company's headquarters, principal place of business and location of its main terminals are located on approximately 30.28 acres in Calhoun, Georgia. This property contains 33,015 square feet of office space, 27,806 square feet of shop, tire and maintenance facilities, 1,882 square feet for the employee-driver's training and lounge facilities, and 129-bay loading dock facilities and a 4-lane fueling center.

         Blue Mack, the Company's wholly owned Pennsylvania subsidiary, leases approximately 4.5 acres containing a building consisting of 4,000 square feet of office space, a 10-bay maintenance facility and a 2,000 square foot warehouse located in Pottstown, Pennsylvania from Mr. Timothy Holstein, an officer and director of the Company, pursuant to a 5-year lease on a triple net basis, with monthly rental payments of $5,200 per month.

         As a result of its acquisition of certain assets from Wayne and Robert Herr, the Company assumed a lease for the following described terminal in New York State upon the terms stated:

                  Description: 18,000 square feet of storage, repair space and 1,200 square feet office space located in a prefabricated steel and masonry building situate on five (5) acres:
         Location:  Rt. 21, Canadaigua, New York;
         Monthly Rent:  $3,600;
         Term:  July 1, 1995 to June 30, 1997;

Item 3:  Legal Proceedings

         The Company is party to ordinary routine litigation incidental to its business, primarily involving claims for personal injury or property damage incurred in the transportation of freight. The
Company maintains insurance to cover liabilities in amounts in excess of self-insured retentions.

         The Company has learned that a former shareholder of the Company filed a complaint with the Securities and Exchange Commission alleging that the Company illegally canceled his stock certificate being held in escrow. Following a thorough internal audit, the Company has responded to this complaint alleging, among other things, that this individual made a claim to these shares without providing any proof of consideration or payment for them. On the basis of this complaint, the Securities and Exchange Commission is conducting a preliminary investigation into the Company's past trading activities. Company management is fully cooperating with this preliminary investigation and intends to vigorously defend against this action.

         Charles B. Prater, an employee of the Company and one of the former owners of the Company's wholly owned subsidiaries, Carpet Transport, Inc., A&P Transportation, Inc. and Chase Brokerage, Inc. (collectively the "CTI Companies"), is under indictment in a pending criminal proceeding entitled United States of America v. Charles B. Prater, et al., United States District Court, Northern District of Georgia, Atlanta Division, Criminal Indictment No. 1:95-CR-460. The indictment charges Mr. Prater, along with certain other parties, including Mr. Lynwood S. Warmack, a former employee and co-owner of the CTI Companies, with the embezzlement of several millions of dollars from the CTI Companies in addition to criminal fraud and criminal tax evasion. In addition to the criminal penalties provided by statute if convicted, the indictment seeks to assess a forfeiture penalty against Mr. Prater and others in the amount of approximately $363,000.

         As part of the consideration paid to the sellers of the CTI Companies, the Company issued 500,000 shares of its common stock to Mr. Prater, rendering him the beneficial owner of record of more than 5% of the Company's outstanding common stock. In order to assist the Company following its acquisition of the CTI Companies, the Company retained and continues to retain the services of Charles Prater as an employee at will on a non-contractual basis.

         A&P Transportation, Inc. ("A&P") was sued in a wrongful death action in Federal Court in West Virginia prior to its acquisition by the Company. Other claims have also been made against A&P arising out of the same accident. Company management believes that A&P's liability could exceed the $1,000,000 maximum limit coverage provided by its current insurance policy. In the event the claims arising out of this accident exceed this insurance coverage and A&P is found liable therefor, the Company intends to seek indemnification from the previous owners of A&P pursuant to the provisions of the acquisition agreement that provides for such relief.

         Blue Mack Transport, Inc. v. Trustee for Mural Transport,
Inc.: Blue Mack commenced a core proceeding in the U.S. Bankruptcy Court, Trenton, New Jersey, seeking the return of a $100,000 loan it made to this debtor. Company management has recently learned that the Bankruptcy Court has recognized this claim as valid.

         Mural Transport, Inc. v. GMAC: The Company and Blue Mack are defendants in a core proceeding in the U.S. Bankruptcy Court, Trenton, New Jersey, in which GMAC seeks payment for and/or lease payments allegedly due it as a result of the alleged utilization of its revenue-generating equipment by these parties; the Company and Blue Mack have, and continue to, vigorously prosecute their defense against these claims. The Complainant has failed to specify any specific amount of its claims against the Company and Blue Mack, and Company has filed a motion for summary judgment in this matter.

         Trustee for Mural Transport, Inc. v. Continental American Transportation, Inc., et al: The Company and Blue Mack are defendants in a core proceeding in the U.S. Bankruptcy Court, Trenton, New Jersey, in which the Trustee is suing on a $15,000 claim representing the alleged value of a piece of revenue equipment allegedly in Defendants' possession.

Item 4:  Submission of Matters To A Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                                      PART II


Item 5:  Market for Registrant's Common Equity and Related
         Stockholder Matters

         (a) The Company's common stock is currently traded on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "COAW". The following is a summary of the high and low bid information per share of the Company's common stock as quoted during the two preceding fiscal years based on information available to Company management:

            Quarter Ended              High                       Low
         June 30, 1996           $ 4.75                          $2.25
         March 31, 1996          $ 3.87                          $2.49
         December 31, 1995       $ 6.55                          $1.58
         September 30, 1995      $12.14                          $ .97
         June 30, 1995           $  .375                         $ .25
         March 31, 1995                N/A                         N/A
         December 31, 1994             N/A                         N/A
         September 30, 1994            N/A                         N/A
         June 30, 1994                 N/A                         N/A

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         (b) As of June 30, 1996, there were approximately 286 holders of record of the Company's common shares.

         (c)(1) The Company has not paid cash dividends on its common stock in either of the two preceding fiscal years, and it is the current intention of management to retain earnings to finance the growth of the Company's business. Future payment of cash dividends will depend upon the financial condition, results of operations, and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors.

701.  Recent Sales of Unregistered Securities

         On July 10, 1995, the Company sold 90,909 of its common shares to Potex Trust Reg., a Liechtenstein trust with offices located at Aeulestrasse 5, FL 9490 Vaduz, for the purchase price of $2.75 per share, or for an aggregate of $250,000. The offer and sale was made pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Regulation S promulgated thereunder and memorialized in an Offshore Securities Subscription Agreement between the Company and Potex, dated July 10, 1995. The Company paid a commission to its placement agent, Mr. Arden Brown of Boca Raton, Florida, a placement fee in the amount of 10% of the gross sales proceeds of the placement, or $25,000, and Mr. Erik Bailey, a director and officer of the Company, transferred 8,000 shares of the Company's common stock from his own account and which payment Mr. Bailey made on behalf of the Company. The Company relied upon the following facts to claim the exemption available. Potex represented and warranted to the Company in its subscription agreement, among other things, that: it was not a U.S. person; that Potex was outside the United States at all times during the transaction; that Potex purchased the Company's securities for its own account and not for the account of any U.S. person; that Potex acknowledged and understood that during the 40 day, restricted period, commencing upon the date of Closing, July 10, 1995, that any offers and sales of the Company's securities purchased shall only be made in compliance with the provisions of Regulation S, and; that the aforementioned restrictions on resale of the Company's securities purchased shall be set forth in a legend upon the certificates representing the Company's securities purchased and that the Company's stock transfer agent will be instructed to place a stop transfer order against the transfer of such certificates for the duration of the 40 day restricted period.

         On October 15, 1995, the Company entered into a Finder's Fee Agreement with Knobloch Bay Cove Trust, a foreign corporation with offices located at Splugenstrasse 10, Zurich, Switzerland ("Bay Cove") pursuant to the principal terms of which the Company appointed Bay Cove as a non-exclusive agent to seek and identify potential acquisition candidates in the transportation industry and introduce any such candidates to the Company. Bay Cove was authorized to contact any such potential acquisition candidates, negotiate the preliminary terms of any transaction and bring the acquisition terms to the attention of the Company. In the event that the Company proceeded to acquire an acquisition candidate introduced to it by Bay Cove the Company agreed to pay Bay Cove a finder's fee based upon the traditional Lehman Formula, plus expenses and costs.

         Thereafter, the Company offered and sold 600,000 of its common shares to Bay Cove for $1,200,000 on November 29, 1995. Bay Cove paid for the Company's securities by delivering its promissory note in the principal amount of the purchase price, accruing interest at 7% per annum, with accrued interest and the principal balance due and payable on November 29, 1997.

         The Company relied upon, among other things, the following facts set forth in a certain Offshore Securities Subscription Agreement, dated November 29, 1995, by and between the Company and Bay Cove, to claim the exemption from the registration requirements of the Securities Act provided by Regulation S promulgated hereunder: that Bay Cove was not a U.S. person, was outside of the U.S. at all times during the subject transaction and was not purchasing the Company's securities on behalf of nor for the account of any U.S. person; that Bay Cove acknowledged and understood that during the applicable 40 day restricted period, commencing upon the date of Closing, November 29, 1995, that any offers and sales of the Company's securities shall only be made in compliance with the provisions of Regulation S or pursuant to a registration statement filed under the Securities Act or pursuant to an exemption therefrom. The Company did not utilize the services of a placement agent or underwriter for this Regulation S placement and, therefore, did not pay any fees or commissions in connection therewith.

         Subsequently, Bay Cove introduced Carpet Transport, Inc., A&P, Inc. and Chase Brokerage, Inc. (the "CTI Companies") to the Company and on April 4, 1996, the Company closed its acquisition of the CTI Companies. In accordance with the terms of the Finder's Fee
Agreement with Bay Cove, the Company owed Bay Cove approximately $910,000, as a finder's fee. Further, the Company agreed to reimburse Bay Cove for $290,000 of its costs and expenses incurred in connection with this transaction. The Company and Bay Cove agreed thereafter that the Company would forgive the $1,200,000 Bay Cove Promissory Note in full and complete payment of the finder's fee due Bay Cove under the terms of the Finder's Fee Agreement.

         The Company placed an aggregate of 700,000 of its Series A Preferred Shares in Regulation S placements with Ageratum Anstalt, a Liechenstein corporation, having offices c/o Dr. Peter Weibel, Erlenstrasse 27, CH-4106 Therwil ("Anstalt") and with Seatex AG, a Swiss corporation, having offices c/o Dr. Peter Weibel, Erlenstrasse 27, CH-4106 Therwil ("Seatex"), with 400,000 of such shares being placed with Anstalt and 300,000 of such shares being placed with Seatex pursuant to seven (7) Offshore Securities Subscription Agreements dated at various times between the period commencing on December 21, 1995 through March 15, 1996, for which the Company received aggregate gross proceeds in the amount of $700,000. The Company's Series A Preferred Shares are convertible into common shares of the Company based upon a conversion price that is the lesser of (i) the closing price of the Company's common shares upon the date of conversion, less a 30% discount, or (ii) $3.50 per share. The Company utilized the services of Mr. Arden Brown of Boca Raton, Florida as its placement agent and paid to Mr. Brown 10% of the gross proceeds received by the Company in this placement and issued to Mr. Brown warrants to purchase 35,000 Company common shares at $.25 per share and 40,000 Company common shares at $2.50 per share.

         The Company relied upon the following facts to claim the exemption from the registration requirements of the Securities Act provided by Regulation S promulgated hereunder: that Anstalt and Seatex were not U.S. persons, were outside of the U.S. at all times during the subject transactions and were not purchasing the Company's securities on behalf of nor for the account of any U.S. person; that Anstalt and Seatex acknowledged and understood that during the applicable 40 day restricted period, commencing upon the dates of closings, that any offers and sales of the Company's securities shall only be made in compliance with the provisions of

Regulation S or pursuant to a registration statement filed under the Securities Act or pursuant to an exemption therefrom.

         On February 22, 1996, the Company retained Meridian Holdings, Inc., a Florida corporation ("Meridian"), to act as its placement agent for the placement of up to the face amount of $2,000,000 of its 5-year convertible debentures pursuant to the provisions of Regulation S promulgated under the Securities Act. The Company's 5-year convertible debentures were denominated in increments of $100,000 each and bore interest at the rate of 10% per annum, payable in cash after one year, if held by the purchaser during such period (the "Convertible Debentures"). The Convertible Debentures are convertible into Company common shares at a price per share that is (i) 20% less than the closing average bid price of the Company's common shares for the 5 trading days prior to conversion, or (ii) at a conversion price per share that is 120% of the closing average bid price of the Company's shares for the 5 trading days prior to the Closing of the subject Regulation S placement.

         The Company paid Meridian a placement agent fee equal to 10% of the gross amount of the Convertible Debentures placed and issued to Meridian a warrant to purchase 100,000 Company common shares exercisable at varying times from 6 months to 36 months following the Closing of the Regulation S placement and at exercise prices ranging from $2.50 to $7.50 per share.

         Meridian placed 22 Convertible Debentures with a total face amount of $2,120,000 to non-U.S. persons. Each of the non-U.S. persons who subscribed to purchase the Convertible Debentures represented and warranted to the Company, among other things; that it was not a U.S. person; that it was outside the United States at all times during the transaction; that it purchased the Convertible Debentures for its own account and not for the account of any U.S. person; that it acknowledged and understood that during the 40 day restricted period, commencing upon the Closing of the subject Regulation S placement, that any offers and sales of the Convertible Debentures shall only be made in compliance with the provisions of Regulation S, and; that the aforementioned restrictions on resale of the Convertible Debentures shall be set forth in a legend upon the certificates representing the Convertible Debentures and that the Company's stock transfer agent will be instructed to place a stop transfer order against such certificates for the duration of the 40 day restricted period.

         The Company placed an aggregate of $2,120,000 of principal amount of its 10% Convertible Promissory Notes with Rana Investment Company, Ltd., a company formed under the laws of Saudi Arabia, with offices at P. O. Box 60148, Riyadh 11545 ("Rana") for the purchase price equal to the face amount of such notes, $2,120,000. The placement closed on March 19, 1996, with respect to seven 10% Convertible Promissory Notes ($700,000) and on April 2, 1996, with respect to 14.2 10% Convertible Promissory Notes ($1,420,000), respectively. Each of the 10% Convertible Promissory Notes is convertible into Company common shares up to the limit of 50% of their face principal amount at any time during the period commencing 45 days after the closings of the placements, on March 19, 1996 and April 2, 1996, respectively, through the 75th day following such closings, and; following such 75th day, the holder may then convert the remaining 50% principal balance of such Notes into Company common shares; the conversion price of each of the 10% Convertible Promissory Notes is equal to the lesser of (i) 80% of the "Market Price" as of the date of conversion, or (ii) 120% of the "Market Price" as of the dates of the closings and the issuances of such Notes, on March 19, 1996 and April 2, 1996, respectively. "Market Price" is defined in the Notes as the average closing bid price of the Company's common shares for the preceding 5 trading days before the conversion date. The Company paid Meridian 10% of the gross proceeds of the subject placement and warrants to purchse 100,000 Company common shares at exercise prices ranging from $2.50 to $7.50 per share.

         The Company relied (i) upon the representations and warranties of Rana set forth in the three (3) Offshore Securities Subscription Agreements executed by Rana, all dated March 31, 1996; (ii) upon
Rana's agent, International Escrow Agents, Inc., and its counsels, Rossi & Associates, P.A., 140 East Broward Boulevard, Fort
Lauderdale, Florida, to insure strict compliance with all of the terms and provisions of Regulation S; (iii) the placement of a restrictive legend upon the 10% Convertible Promissory Notes, designating them as restricted securities, and; (iv) the placement of the total offering of the $2,120,000 principal amount of the 10% Convertible Promissory Notes with one purchaser, Rana, to claim the exemptions from the registration requirements of the Securities Act provided by Regulation S and the private placement exemption of
Section 4(2) promulgated under said Act.

         On April 5, 1996, the Company sold 25,000 common shares for the purchase price of $2.00 per share, or $50,000, to End Run Investments, Ltd., a corporation organized under the laws of the Bahamas islands, with offices located at Charlotte House, 2nd
Floor, Charlotte Street, Nassau, Bahamas, pursuant to Regulation S promulgated under the Securities Act. The Company relied upon the representations and warranties made by the offshore purchaser set forth in a certain Offshore Securities Subscription Agreement, dated April 5, 1996, by and between the Company and the purchaser, which affirmed, to wit, that: purchaser was not a U.S. person, was outside the United States at all times during the subject transaction and was not purchasing the Company securities for the account nor on behalf of any U.S. person; that the purchaser understood and acknowledged that any offers and sales of the Company securities made prior to the 40-day restricted period, commencing on April 5, 1996, shall only be made in compliance with Regulation S, pursuant to a registration statement filed in accordance with the Securities Act or pursuant to an exemption therefrom; that the purchaser agreed not to offer for sale the

Company securities purchased to any U.S. person during the 90 day period following April 5, 1996, and that purchaser acknowledged that the Company placed the appropriate Regulation S restrictive legend on all of the certificates to be issued representing the Company securities purchased and directed its stock transfer agent to place a stop transfer order on such certificates during the 90 day period following the date of April 5, 1996.

Item 6: Management's Discussion and Analysis or Plan of Operation

(a)      Plan of Operation.*

         The Company's plan of operation for the fiscal year ending June 30, 1997, includes a plan to refinance its debt encumbering its revenue generating equipment, raising $25 to $30 million of long-term debt (5-year term) to restructure its balance sheet and to provide capital for future acquisitions as well as to provide the financing for the purchase of 300 tractors to expand and replace the Company's existing fleet. The Company is in discussions with various underwriters in an attempt to structure an offering of its debt securities pursuant to the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). If the Company is successful in reducing its financing and interest costs, the Company will be able to utilize these savings to better meet its current cash requirements. In addition, the Company anticipates restructuring its existing liabilities encumbering its revenue equipment. Absent the consummation of the planned refinancing of its revenue generating equipment, the Company will be obligated to meet its future cash needs through offerings of its equity or debt securities under the Securities Act or pursuant to offerings exempt from the registration requirements thereof.

         The Company has signed a purchase order for 300 Freightliner Tractors for unit prices ranging from $74,200 to $76,100, per tractor. Assuming the successful completion of this equipment transaction, delivery of these units is scheduled to occur throughout the 1996-1997 fiscal year.











*  May contain "forward-looking statements".

         The Company has executed a Letter of Intent with Country Wide Transport Services, Inc., a California-based truckload carrier ("Country Wide") which includes it subsidiary, a New York-based freight brokerage and logistics concern ("Vertex"), pursuant to the general terms of which Country Wide will merge with and into a wholly owned subsidiary of the Company pursuant to (i) a share exchange on the basis of 1 Company Common share for 5 Country Wide common shares held of record and (ii) the issuance to Country Wide common shareholders of 1 Company warrant to purchase 1 Company common share at the exercise price of $4.25 per share for each 20 Country Wide common shares held of record. The Letter of Intent is subject to various conditions, including but not limited to the parties executing and delivering a definitive agreement and bilateral due diligence reviews. In the event that the proposed transactions are consummated, the Company will have a substantial operations center in Corona, California, and; significant customer business going from the west coast eastward that the Company anticipates will translate into a more efficient utilization of its revenue equipment which currently at times either returns eastward from delivery points on the west coast without sufficient cargo, or on a "dead Head" basis, or which may remain at some western location for extended periods of time before freight can be located and shipped eastward. The Company also anticipates increased utilization of the Country Wide fleet by providing greater revenue producing shipments from the southeast to the west coast. In addition, the Company anticipates improvement in the utilization of its revenue equipment on shipments originating from the Northeast through the use of Vertex's customer base.



















* May contain "forward-looking statements."

(b)      Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Introduction

         The financial statements of the Company for the fiscal year ended June 30, 1996, include the financial results of its recently acquired companies, Carpet Transport, Inc. ("CTI"), A&P Transportation, Inc. ("A&P") and Chase Brokerage, Inc. ("Chase") (collectively, the "CTI Companies") for the last four months of the fiscal year ended June 30, 1996. Prior to March 1, 1996, the Company's financial statements reflect only the financial condition and results of operations of its sole operating subsidiary, Blue Mack Transport, Inc. ("Blue Mack"), acquired by the Company through a reverse merger acquisition on June 21, 1995, with an effective date of June 30, 1995. Accordingly, these recent Company acquisitions do not permit a meaningful period to period comparison. Prior to its acquisition of Blue Mack, the Company had no significant operating businesses nor did it own any significant assets.

         From June 30, 1995 to June 30, 1996, the Company's gross revenues grew from $0 to $36,801,423, while the net loss increased from $171,196 to $673,214 during the same period. From June 30, 1995 to June 30, 1996, the Company's total assets increased from $7,096,735 to $79,477,950, while shareholder's equity improved from $2,587,089 to $6,475,587 during this same period. These results are primarily attributable to the fact that the Company did not own any operating companies until its acquisition of Blue Mack and certain assets of Herr's Motor Express, Inc., effective June 30, 1995, and its subsequent acquisition of the CTI Companies on April 4, 1996, effective as of February 29, 1996. As a result, a comprehensive comparative analysis would not be meaningful.

         The Company's revenues were chiefly derived from its carrier operations and, to a lesser degree, from its freight brokerage business. The increase in revenue and asset growth was due primarily to the Company's acquisition of the CTI Companies. At
June 30, 1995, the Company operated a fleet comprised of 128 tractors, 76 refrigerated trailers and 463 dry van trailers. At
June 30, 1996, the Company operated a fleet comprised of 733 tractors, 264 refrigerated trailers, and 1,381 dry van trailers.

Results of Operations

         The following table sets forth the percentage relationships of expense items to operating revenues for the periods indicated:


                                        Year ended June 30, 1996

                                           Revenue            Percentage


Operating revenue......................... $36,801,423          100.00%

Operating expenses:
  Purchased transportation.................. 3,180,456            8.64%
  Salaries and benefits.....................10,920,292           29.67%
  Operating expenses........................13,541,344           36.80%
  Operating taxes and licenses..............   333,684             .91$
  Claims and insurance...................... 1,654,116            4.49%
  Communications and utilities..............   734,887            2.00%
  General and administrative................ 2,422,063            6.58%
  (Gain)/Loss on sale of equipment..........  (189,934)         ( .52)%
  Depreciation and amortization............. 4,568,109           12.41%

       Total operating expenses............ 37,165,017          100.99%

  (Loss) from operations...................   (363,954)         ( .99)%

  Total other income (expense).............   (787,375)         (2.14)%

  (Loss) before income taxes............... (1,150,969)         (3.13)%

  (Provision for) Benefit from
       income taxes........................    477,755            1.30%

  Net income (loss)........................   (673,214)         (1.83)%

Fiscal 1996

         The Company's operating revenues on a consolidated basis were $36,801,423 in 1996. The Company recognized revenue for twelve months from its subsidiary, Blue Mack, of $10,258,378, and a net loss of $272,291. The acquisition of the CTI Companies on April 4, 1996, effective as of February 29, 1996, accounted for a significant increase in revenues. The Company recognized revenue for four months from its subsidiary, Carpet Transport Holdings Corp. (the "CTI Companies"), of $27,772,736, and net income of $1,512,302, prior to eliminations and adjustments for intercompany revenues and expenses. During this period, CTI recorded revenue of $21,959,597, and net income of $1,424,765, A&P recorded revenue of $2,860,198, and a net loss of $123,327, and Chase recorded revenue of $2,952,941, and net income of $210,864. During this period, management of the Company, merged A&P into CTI in order to eliminate redundant personnel and administrative functions, reduce insurance costs, and improve revenue equipment utilization. The

Company expects annual savings and benefits in excess of $800,000 from this internal merger.* As a result, A&P shall be reported as a discontinued operation, effective May 1, 1996.

         The Company embarked on a cost cutting program during the last three months of fiscal 1996 which management believes will decrease operating expenses without affecting service to its customers. As a result of the cost cutting program, 75 administrative, maintenance, and terminal positions were eliminated from which the Company expects to realize annual savings of approximately $1,950,000.*

         The Company anticipates improved operating results emanating from these cost cutting initiatives. If, however, fuel prices continue to escalate and excess capacity in the transportation industry continues, it could cause the continuation of competitive pressures that could adversely affect equipment utilization and revenue per mile.*





























* May contain "forward-looking statements".

Liquidity and Capital Resources.

         The growth of the Company's business has required a significant investment in new revenue equipment. The Company's primary source of liquidity has been funds provided by operations, term borrowings to finance equipment purchases and from capital raised through the private placements of the Company's securities. Net cash used in operating activities totaled approximately negative $1,369,859 for the year ended June 30, 1996.

         Capital expenditures for the purchase of revenue equipment, office equipment and leasehold improvements totaled $26,719 for the year ended June 30, 1996. The Company realized $1,519,963 in proceeds from the sale of property and equipment for the year ended June 30, 1996. Net cash provided by investing activities totaled approximately $431,443 for the year ended June 30, 1996. The Company projects that capital expenditures for property and equipment, will be approximately $24.5 million for the fiscal year ending June 30, 1997, to be used primarily to acquire new revenue equipment to expand and replace the Company's fleet, to upgrade existing facilities, and to make several technological advancements of the Company's operational and administrative facilities.*

         Net cash used in financing activities amounted to $2,278,975 for the year ended June 30, 1996. The Company's financing activities were primarily the result of increasing debt, to finance the operational losses, purchase the CTI Companies, and provide for the growth of the Blue Mack subsidiary.
At June 30, 1996, the Company's equipment-related long-term debt totaled $47,242,848 million and matures in installments over various periods through 2001.

         The Company maintains a $5,000,000 line of credit to finance working capital for its CTI operation. In addition, the Company has a separate $500,000 line of credit to finance working capital for its Blue Mack operation. As of June 30, 1996, the Company had borrowed $4,834,378 against these two lines of credit.

      The Company has adequate liquidity to meet its current needs. While the current ratio of the Company is .59, and the debt to equity is 8.87%, the Company believes that through the refinancing of its revenue equipment debt, proceeds from the sale of equipment, and a private placement of long-term debt (5-year notes) of the Company's securities, the Company will be able to meet its short-term obligations.* Due to the capital intensive nature of the trucking industry with respect to purchasing revenue equipment, the Company will continue to have significant capital requirements over the long term, which shall require the Company to incur additional debt.* If the Company is unable to refinance its existing equipment debt, finance new revenue equipment, or complete the aforementioned private placement, the Company may seek to raise additional equity capital.* The availability of this capital will depend upon prevailing market conditions,, the market price of the common stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations.*


* May contain "forward-looking statements".

Seasonality.

         In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. The Company's operating expenses also tend to increase in the winter months primarily due to increased operating costs in colder weather and higher fuel consumption due to increased idle time.

Inflation.

         Many of the Company's operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company's business during 1996 and 1995 generally were not significant.

Item 7:  Financial Statements

         The Consolidated Balance Sheets of Continental American Transportation, Inc. and Subsidiaries as of June 30, 1996 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the years ended June 30, 1996 and 1995, together with the related notes and report of Rosenberg Rich Baker Berman & Company, independent public accountants, are set forth at pages 39 through 59 below.

Item 8:  Changes in and Disagreements on Accounting and
         Financial Disclosure.

     (a)(1)(i) Prior to the change of control of the Company and the takeover of its affairs by current Company management, effective on June 21, 1995, by virtue of the reverse merger acquisition of Blue Mack Transport, Inc., on July 29, 1994, the former Board of Directors of the Company dismissed the firm of J. Roger Gregg, CPA as accountants for the Company. On the same date, the Company engaged the firm of Rosenberg, Rich, Baker, Berman & Company ("Rosenberg, Rich"), CPA as accountants for the Company.

     (ii) J. Roger Gregg's reports on the financial statements for the years ended June 30, 1994, 1992, and 1991 contained adverse opinions and disclaimers of opinion and qualification.

     (iii)(A)(B) The Company's Board of Directors made the decision to engage Rosenberg, Rich and J. Roger Gregg. The Company has no audit or similar committee.

     (iv) During the Company's two preceding fiscal years and any subsequent interim period preceding such dismissal, Company is not aware of any disagreements with J. Roger Gregg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     (v) J. Roger Gregg's opinion covering the fiscal years ended June 30, 1994, 1992 and 1991 contained an adverse opinion which, in effect, stated that, based upon the Company's prior management's lack of disclosure, cooperation, and absence of corporate records relating to its business activities during these periods, Mr. Gregg was required to issue an adverse opinion on the subject financial statements corresponding to the periods indicated. Mr. Gregg's opinion is contained in the Company's Form 10-K for the year ended June 30, 1994 (the "1994 Form 10-K").

         (a)(3) The Company requested J. Roger Gregg, to review the disclosures contained in the 1994 Form 10-K and that firm was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Mr. Gregg furnished the Company with a letter, dated February 24, 1995, addressed to the Commission, a copy of which is annexed as Exhibit G to the 1994 Form 10-K which is herein incorporated by reference, stating that he has had no disagreements with current management with respect to accounting principles or as to any completed transactions. Mr. Gregg further stated that he performed no services for the Company relating to any subsidiary of the Company not previously located in Asheville, North Carolina during his period of engagement, nor did current management make him aware that the Company had any subsidiaries other than those located in Asheville, North Carolina, including Mural Transport, Inc. and/or any other company during the period ending June 30, 1994.

                                                              PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         (a)(b) Identification of Directors and Executive Officers.

         The directors and officers of the Company are listed in the table below and brief summaries of their business experience are also set forth.

Name                                Age              Position with Company

Timothy Holstein                    38               Director
                                                     President
                                                     Chief Executive Officer

Erik Bailey                         28               Director
                                                     Vice President
                                                     Chief Financial Officer

Brian Henninger                     48               Director
                                                     Secretary
                                                     Comptroller

         Timothy Holstein has been the President, Chief Executive Officer and a director of the Company since June 21, 1995. Prior to joining the Company, Mr. Holstein was the majority owner of Blue Mack Transport, Inc., a Pennsylvania-based private trucking company which he founded in 1986 and which company was acquired on June 21, 1995 by the Company pursuant to a reverse merger acquisition. Mr. Holstein was appointed to the Company's
Board of Directors and shall remain a director until the next annual meeting of the Company's shareholders. Mr. Holstein is also an officer and director of Bio-Dyne Corporation, a reporting company under the Securities Exchange
Act of 1931, as amended, (the "Exchange Act").

         Erik Bailey has been the Vice President, Chief Financial Officer and a director of the Company since June 21, 1995. Prior to his appointment as a member of the Board of Directors, Mr. Bailey was the Chief Financial Officer of Blue Mack Transport, Inc., a Pennsylvania-based private trucking company, since April, 1995. Prior to that time, Mr. Bailey served as a consultant to private and public companies. Mr. Bailey was appointed to the Company's
Board of Directors and shall remain a director until the next annual meeting of the Company's shareholders. Mr. Bailey is also an officer and director of Bio-Dyne Corporation, a reporting company under the Exchange Act. Mr. Bailey also serves as a consultant to several private and public companies with respect to merger and acquisition analysis and advice.

         Brian Henninger has been the Secretary and a director of the Company since March 27, 1995. Prior to his appointment, Mr. Henninger served as a financial consultant to several private companies. For the approximate ten year period prior to November, 1995, Mr. Henninger served as the comptroller for a nationwide transportation company. Mr. Henninger also serves as an officer and director of Bio-Dyne Corporation, a reporting company under the

Exchange Act. Mr. Henninger also serves on the Boards of Directors for several private companies not engaged in the transportation industry business.

         Board members are elected by the shareholders to serve until the next annual meeting; Company officers are appointed by the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange
Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the 1934 Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and beneficial owners of more than 10 per cent of any class of equity securities of the Company registered under the 1934 Act are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed.

         Based solely on the review of the certified list of shareholders provided by the Company's transfer agent and on the review of the Exchange Act forms furnished to the Company, the Company believes that the following reporting delinquencies occurred during the Company's fiscal year ended June 30, 1996:

Section 16(a) Reporting Delinquencies

    1. Form 4, Statement of Changes of Beneficial Ownership of Securities, due on or about October 10, 1995: Erik Bailey failed to file this Form when he sold all of his interest in Explorer Capital, Inc., the holder of record of 180,000 shares of the Company's Series B Convertible Preferred Shares at the time of such sale occurring on June 21, 1995.

Item 10:  Executive Compensation

     The following table sets forth the compensation paid by the Company to its chief exectutive officer, its two (2) other executive officers and the four (4) highest paid employees of the Company during the fiscal year ended June 30, 1996.



                           SUMMARY COMPENSATION TABLE
                                   Long Term Compensation
Annual Compensation
_________________________________________________________________

(a)              b)         (c)      (f)              (i)


Name                               Restricted       All Other
and                                Stock           Compen-
Principal                          Award(s)        sation
Position         Year     Salary     ($)             ($)


Timothy Holstein
CEO              1996    $ 78,800    --              --

Erik Bailey
Chief Financial
Officer          1996    $ 56,100    --              --

Brian Henninger
Comptroller      1996    $ 17,300  36,000+     $30,000*

     Charles B. Prater1996 $300,000 -- -- Employee

Lynwood S.Warmack1996   $300,000     --              --
Employee

Robert Herr      1996    $ 75,000    --              --
Employee

Wayne S. Herr    1996    $ 75,000    --              --
Employee


 There were no grants or exercises of stock options pursuant to the Company's Stock Incentive Plan during the fiscal year ended June 30, 1996 to the named officers. Stock appreciation rights are not granted under the Stock Incentive Plan. The Company does not currently have in effect a Long-Term Incentive Plan ("LTIP") and, consequently, no such awards were granted to Company executives in fiscal years covered above.

     * The Company loaned Mr. Henninger $30,000 to cover relocation expenses; pursuant to the terms of Mr. Henninger's agreement with the Company, $10,000 of such principal balance shall be forgiven over the course of each of the next three years as long as Mr. Henninger remains in the employ of the Company. The loan does not require Mr. Henninger to pay interest.

     + Mr. Henniniger received non-qualified stock options to purchase 36,000 Company common shares: see, "Employment Agreements" below.

The Company's 1994 Stock Incentive Plan

         Under the Company's 1994 Stock Incentive Plan (the "Plan") options to purchase a maximum of 200,000 shares of the Company's common stock may be granted to officers and employees of the Company. Options may be granted that are deemed "Incentive Stock Options", as defined in the applicable federal tax laws or non-qualified stock options. All of the available 200,000 stock options under the Plan have been granted.

The Company's 401(k) Plans

         Carpet Transport, Inc. and Blue Mack Transport, Inc., two of the Company's subsidiaries, maintain and sponsor qualified profit-sharing plans for the benefit of their respective employees. Both plans are qualified under Section 401(k) of the Internal Revenue
Code of 1986, as amended, and allow employees thereof to make tax deferred contributions under the terms of the Plans. The 401(k)
Plan for Blue Mack Transport, Inc. provides that the employer shall match employee contributions equal to 25% of such employee's contribution to the Plan; the 401(k) Plan for Carpet Transport, Inc. provides that the employer, in its sole and absolute discretion, may contribute an amount equal to an employee's contribution. No employer contributions were made under either
Plan by these employers during the fiscal year ended June 30, 1996.

         The Company had no other executive officers other than Mr. Holstein, Mr. Bailey and Mr. Henninger at June 30, 1996.

Employment Agreements

         The Company signed an Employment Agreement with Brian Henninger, dated June 15, 1996, pursuant to the general terms of which Mr. Henninger was retained for a 3-year period to serve as Vice President-Finance and Secretary of the Company. The Agreement provides for annual salaries of $78,000, $104,000 and $130,000 during the first, second and third years of the Agreement, respectively. In addition, the Company agreed to loan to Mr. Henninger $30,000 for relocation expenses concerning his move to Calhoun, Georgia, and to forgive $10,000 of such amount at the end of each year of Mr. Henninger's Agreement provided he is in the employ of the Company at such times. The Company, as a further inducement to Mr. Henninger, included in the Agreement a non-qualified stock option to purchase 36,000 Company common shares at an exercise price equal to the lesser amount of (i) the trading price of the Company's common stock on the date of exercise, less a 20% discount, or (ii) $2.25 per share.

         On September 1, 1996, the Company and Mr. Timothy Holstein entered into a 3-year Employment Agreement providing that Mr. Holstein would be retained as the President and Chief Executive Officer of the Company. The Agreement provides that the Company shall pay Mr. Holstein annual salaries of $200,000, $250,000 and $300,000 for the first, second and third years of the Agreement, respectively. In addition, the Agreement provides that Mr. Holstein shall receive an incentive bonus during each year of the Agreement equal to 5% of the first $1,000,000 of pre-tax profits; 6% of the next $500,000 of pre-tax profits, and; 7% of the pre-tax profits of the Company over $1,500,000.

         The Company also entered into an Employment Agreement with Mr. Erik Bailey on September 1, 1996, to retain his services as the Company's Vice President and Chief Financial Officer for a 3 year term. Mr. Bailey will receive annual salaries of $104,000, $130,000 and $156,000 during the first, second and third years of the term of the Agreement, respectively. The Agreement also provides that the Company will pay Mr. Bailey an incentive bonus equal to 5% of the first $1,000,000 of the pre-tax profit; 6% of the next $500,000, and; 7% of the Company's pre-tax profit over $1,500,000 for each year during the term of the Agreement the Company earns pre-tax profits.

Director's Compensation

         None of the Company's directors receive any compensation for participation in Board of Directors meetings.

Item 11:  Security Ownership of Certain Beneficial Owners and
          Management

     Set forth below is information concerning stock ownership obtained by Company management from the certified list of Company stockholders provided by its transfer agent, United Stock Transfer, as of the record date of June 30, 1996, of (1) each person known by Company to own beneficially 5% or more of Company's common stock, (2) each named director and officer and (iii) all directors and officers of Company as a group, based upon the number of common shares outstanding on June 30, 1996.

Title of   Name and Address of    Amount and Nature of  Percent of
 Class     Beneficial Owner                   Beneficial Ownership        Class
Common
Stock
           Timothy Holstein                         739,521             16.93%
           c/o Continental American
           Transportation, Inc.
           Chief Executive Officer
           President and Director
           175 Hammon Road
           Calhoun, GA 30701

           Erik Bailey                              519,897             11.90%
           Chief Financial Officer
           and Director
           1039 Legacy Walk
           Woodstock, GA 30189

           Brian Henninger                          46,300*             1.06%
           Vice President-Secretary
           and Director
           275 Saddlebrook Drive
           Calhoun, GA 30701

           Charles B. Prater                        500,000            11.45%
           877 Plainville Road
           Plainville, GA 30733

           Robert Herr                              257,500+            5.89%
           349 Buck Road
           Quarryville, PA 17566

           Wayne S. Herr                            257,500+            5.89%
           349 Buck Road
           Quarryville, PA 30733

           All directors and
           officers as a group                1,805,718                41.34%

         * Includes non-qualified stock options to purchase 36,000 common shares, see, "Employment Agreements" above.

         + Includes 51,500 common shares held of record by each of Robert Herr and Wayne S. Herr as well as 154,500 common shares held by Herr's Motor Express, Inc., a company owned and controlled by these persons.

Item 12:  Certain Relationships and Related Transactions

         (1) On October 15, 1995, the Company entered into a Finder's Fee Agreement with Knobloch Bay Cove Trust, an offshore entity. The Trustee and Director of Knobloch Bay Cove Trust ("Bay Cove") is Herbert Bailey, the father of Erik Bailey, an officer and director of the Company. Pursuant to the terms of the Finder's Fee Agreement, the Company authorized Bay Cove to identify potential acquisition candidates in the transportation industry. In the event that the Company consummated an acquisition brought to its attention through the efforts of Bay Cove, the Agreement provided that the Company would pay to Bay Cove compensation equal to the traditional Lehman Formula, plus various costs and expenses, at the closing of any such transaction.

         On November 29, 1995, Bay Cove executed and submitted an Offshore Securities Subscription Agreement, which was accepted by the Company on that date, and pursuant to which the Company sold 600,000 of its common shares to Bay Cove for $1,200,000. Bay Cove paid the purchase price by delivering its promissory note in the principal amount of the purchase price, accruing interest at 7% per annum, with the outstanding principal balance and accrued interest due on November 29, 1997.

         Subsequently, Bay Cove acted as the finder and proposed Carpet Transport, Inc., A&P Transportation, Inc. and Chase Brokerage, Inc. (the "CTI Companies") as acquisition candidates to the Company. Pursuant to a certain Restated Stock and Assets Purchase Agreement, dated February 29, 1996, the Company acquired the CTI Companies. In accordance with the aforementioned Finder's Fee Agreement, Bay Cove claimed a finder's fee in the amount of $910,000 and expenses of $290,000. After negotiations, the Company agreed to forgive Bay Cove's $1,200,000 promissory note as payment of this finder's fee and expenses due under the subject Agreement.

         (2) On September 15, 1995, the Company entered into an Investment Advisor Agreement with Explorer Financial Services, Inc. ("Explorer"). Pursuant to the terms of this Agreement, the Company appointed Explorer as its non-exclusive agent to seek and identify potential sources of capital as well as potential acquisition candidates in the transportation industry for the Company. The Agreement authorized Explorer, among other things, to negotiate and present to the Company the proposed terms of any equity or debt financings and/or the terms of any acquisition proposal. In the event the Company closes any equity or debt financing proposal or consummates an acquisition identified and provided to it by Explorer, the Company agreed to pay to Explorer a fee equal to the amount of 2% of the amount of any such financing and/or the value of any such transaction consummated, at the closing of any such transactions. Mr. Christopher Bailey is the sole owner of Explorer and is the brother of Erik Bailey, an officer and director of the Company.

         (3) On June 30, 1996, the Company entered into a $1,000,000 Revolving Credit Agreement with Bio-Dyne Corporation, a Georgia corporation havinig its principal offices located at 5400 Bucknell Drive, S.W., Atlanta, Georgia 30336 ("Bio-Dyne"), pursuant to the principal terms of which the Company agreed to provide a $1,000,000 facility over a two-year period. Interest accrues on any amount of the outstanding principal balance at the rate of 12%, per annum, with interest payable monthly and accrued interest, if any, together with the unpaid principal balance due at the end of the term. As part of this Agreement, the Company had the right to designate up to three (3) members of Bio-Dyne's five (5) member Board of Directors and has designated three (3) members to date, Messrs. Timothy Holstein, Erik Bailey and Brian Henninger, representing all of the members of the Company's current Board of Directors. As of June 30, 1996, Bio-Dyne has drawn down an aggregate of $450,000 against this credit facility.

         (4) On August 22, 1995, the Company purchsed certain assets of Herr's Motor Express, Inc. and all of the issued and outstanding shares of HMX, Inc., corporations owned and controlled by Robert Herr and Wayne
S. Herr, for (i) the issuance of 200,000 common shares of the Company
(ii) the assumption of debt associated with certain of the assets purchased in the aggregate amount of $1,103,567 (iii) the delivery of Company promissory notes in the aggregate principal amount of $1,268,927, and (iv) the assumption of shareholder loans in the amount of $208,000. The Company granted the sellers certain "piggy-back" registration rights in connection with the Company's common shares delivered as practical consideration in the transaction. The aggregate amount of Company common shares issued to Robert Herr, Wayne S. Herr and Herr's Motor Express, Inc., a company owned and controlled by the sellers, rendered these persons as a group, a beneficial owner of more than 5% of the Company's issued and outstanding common shares at June 30, 1996. In addition, each of Robert Herr and Wayne S. Herr entered into a two-year term Employment Agreement with the Company providing for the payment to each of them of an annual salary in the amount of $75,000 and which provides an incentive bonus in the amount of 1% of the pre-tax profits of the Company during such term.

         (5) Blue Mack, the Company's wholly owned Pennsylvania subsidiary, leases approximately 4.5 acres containing a building consisting of 4,000 square feet of office space, a 10-bay maintenance facility and a 2,000 square foot warehouse located in Pottstown, Pennsylvania from Mr.
Timothy Holstein, an officer and director of the Company, pursuant to a 5-year lease on a triple net basis, with monthly rental payments of $5,200 per month.

         (6) Mrs. Linda Bailey paid and or loaned certain funds and securities to and/or on behalf of the Company and Blue Mack Transport, Inc. in the aggregate amount of $150,000 as of June 30, 1996.

         (7) Carpet Transport, Inc. has a receivable due from All Carpet, Inc., a corporation in which employee Charles Prater has an ownership interest, in the amount of $149,000. This receivable existed on the books of Carpet Transport, Inc. prior to the acquisition by the Company of the CTI Companies.


ITEM 13: Exhibits, Financial Statement Schedules, and Reports on Form 8-K: See Exhibit Index on page 38

                                                        SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CONTINENTAL AMERICAN TRANSPORTATION, INC.



                              By:       s/Timothy Holstein
                                       Timothy Holstein, President and Director

ated:  October 15, 1996




                              By:       s/Erik Bailey
                                           Erik Bailey, Vice President,
                                          Chief Financial Officer and Director


Dated:  October 15, 1996




                              By:      s/Brian Henninger
                                       Brian Henninger, Secretary and Director



Dated:  October 15, 1996


















CAT9610.KSB upd. 10/15/96

                                                       EXHIBIT INDEX


















































cat9610.KSB upd 10/15/96

                                           Independent Auditors' Consent



                  We consent to the incorporation by reference in this Annual Report (Form 10-KSB) of Continental American Transportation, Inc. of our report dated October 11, 1996.









                   s/Rosenber Rich Baker Berman & Co.

                  Bridgewater, New Jersey
                  October 15, 1996

                                  Independent Auditors' Report

To the Board of Directors and Stockholders of Continental American Transportation, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Continental American Transportation, Inc. and Subsidiaries as of June 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental American Transportation, Inc. and Subsidiaries as of June 30, 1996 and the results of its operations, changes in stockholders' equity and cash flows for the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.



Bridgewater, New Jersey
October 11, 1996

           Continental American Transportation, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                  June 30, 1996





       Assets
Current Assets
     Cash and cash equivalents                                $        640,079
     Restricted cash                                                   700,000
     Trade accounts receivable, net of allowance for
      doubtful accounts of $924,958                                 11,120,874
     Installments notes receivable - current portion                   695,087
     Inventories                                                       335,612
     Other current assets                                            2,161,918
     Deferred income tax benefit - current portion                     677,059
                                                               ---------------
         Total Current Assets                                       16,330,629
                                                               ---------------
Property, plant and equipment                                       57,008,832
                                                               ---------------
Other Assets
     Note receivable - related party                                   450,000
     Installment notes receivable, excluding
       current portion                                                 435,306
     Excess of purchase price over fair value
      of net assets acquired, net                                    4,535,564
     Other assets                                                      540,232
     Deferred income tax benefits - noncurrent portion                 177,387
                                                               ---------------
         Total Other Assets                                          6,138,489
                                                               ---------------
         Total Assets                                               79,477,950
                                                               ===============
       Liabilities and Stockholders' Equity
Current Liabilities
     Lines of credit                                                 4,834,378
     Current maturities of long-term debt                            3,822,762
     Current maturities of capital lease obligations                10,768,645
     Accounts payable                                                5,417,982
     Accrued expenses                                                2,146,138
     Income taxes payable                                              572,258
                                                               ---------------
         Total Current Liabilities                                  27,562,163
Long-Term Debt, excluding current maturities                        17,364,622
Capital Lease Obligations, excluding current maturities             28,075,578
                                                               ---------------
         Total Liabilities                                          73,002,363
                                                               ---------------
Stockholders' Equity
     Preferred stock, $1 par value, 10,000,000 shares
       authorized, 0 shares issued and
       outstanding                                                  -
     Common stock, no par value, 20,000,000 shares
       authorized, 4,407,544 shares issued,
       4,377,544 shares outstanding                                  8,428,106
     Retained earnings (deficit)                                   (1,617,848)
     Demand notes receivable from exercise of stock
        options and warrants                                         (233,890)
     Treasury stock, 30,000 shares, at cost                          (100,781)
                                                               ---------------
         Total Stockholders' Equity                                  6,475,587
                                                               ---------------
         Total Liabilities and Stockholders' Equity           $     79,477,950
                                                               ===============


See notes to the consolidated financial statements.

           Continental American Transportation, Inc. and Subsidiaries
                      Consolidated Statements of Operations







                                                   Year Ended June 30,
                                           -----------------------------------
                                                1996                1995
                                           ---------------     ---------------



Operating Revenues                        $     36,801,423    $              -
                                           ---------------     ---------------

Operating Expenses
     Salaries and benefits                      10,920,292                   -
     Purchased transportation                    3,180,456                   -
     Operating supplies and expenses            13,541,344                   -
     Depreciation and amortization               4,568,109                   -
     Claims and insurance                        1,654,116                   -
     Operating taxes and licenses                  333,684                   -
     Communications and utilities                  734,887                   -
     General and administrative                  2,422,063             171,196
     Net gain on disposal of equipment           (189,934)                   -
                                           ---------------     ---------------
       Total Operating Expenses                 37,165,017             171,196
                                           ---------------     ---------------
(Loss) from operations                           (363,594)           (171,196)
                                           ---------------     ---------------
Other Income (Expenses)
     Interest and other income                     828,743                   -
     Interest expense                            (500,920)                   -
     Interest expense - TRAC leases            (1,115,198)                   -
                                           ---------------     ---------------
       Total Other Income (Expense)              (787,375)                   -
                                           ---------------     ---------------

         (Loss) Before Income Taxes            (1,150,969)           (171,196)
Benefit from income taxes                          477,755                   -
                                           ---------------     ---------------

         Net (Loss)                              (673,214)           (171,196)
                                           ===============     ===============

         Net (Loss) Per Share             $          (.21)    $          (.21)
                                           ===============     ===============

Weighted Average Common Shares Outstanding       3,228,717             825,668
                                           ===============     ===============






See notes to the consolidated financial statements.

           Continental American Transportation, Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
                    From June 30, 1994 Through June 30, 1996



                                                                                 Preferred Stock
                                                    --------------------------------------------------------------------------
                                                                 Series A                                Series B
                                                    ----------------------------------      ----------------------------------
                                                       Number of                              Number of
                                                        Shares              Amount              Shares             Amount
                                                    ---------------     --------------      --------------     ---------------

    Balance, June 30, 1994                                        -   $              -                   -    $              -
Issuance of shares to related party
     creditor of blue Mack Transport, Inc.                        -                  -                   -                   -
Reverse stock split, 1 for 25 shares                              -                  -                   -                   -
Exchange of shares to acquire 100% of
     Buckhead Transport, Inc. and
     Subsidiary                                             800,000            800,000             255,000             255,000
Exchange of shares to acquire 100% of
     HMX, Inc.                                                    -                  -                   -                   -
Issuance of shares relating to acquisition
     of Herr's Mortor Express, Inc. fixed
      assets                                                      -                  -                   -                   -
Exercise of stock options                                         -                  -                   -                   -
Net Loss, Year Ended June 30, 1995                                -                  -                   -                   -
                                                    ---------------     --------------      --------------     ---------------
     Balance, June 30, 1995                                 800,000            800,000             255,000             255,000
Prior period adjustments                                          -                  -                   -                   -
                                                    ---------------     --------------      --------------     ---------------
     Balance June 30, 1995, as adjusted                     800,000            800,000             255,000             255,000
Issuance of common stock to various
     shareholders                                                 -                  -                   -                   -
Cancellation of various shareholder's
     common stock                                                 -                  -                   -                   -
Payments received on demand notes
     receivable from exercise of stock
     options                                                      -                  -                   -                   -
Exercise of stock options                                         -                  -                   -                   -
Exercise of stock warrants                                        -                  -                   -                   -
Issuance of preferred stock - Series A                      700,000            700,000                   -                   -
Conversion of preferred stock -
       Series A&B                                       (1,500,000)        (1,500,000)           (255,000)           (255,000)
Issuance of common stock to employees                             -                  -                   -                   -
Issuance for common stock relating to
     acquisition of CTI, A&P and Chase                            -                  -                   -                   -
Issuance of 3% common stock dividend                              -                  -                   -                   -
Conversion of a convertible promissory
     note                                                         -                  -                   -                   -
Acquisition of 30,000 shares of treasury
     stock                                                        -                  -                   -                   -
Net Loss, Year Ended June 30, 1996                                -                  -                   -                   -
                                                    ---------------     --------------      --------------     ---------------
     Balance, June 30, 1996                                       -   $              -                   -    $              -
                                                    ===============     ==============      ==============     ===============

See notes to the consolidated financial statements.







                                                                                                     Demand
                                                                                                      Notes
                                                                                                   Receivable
                                                                                                      From
                                                                                                   Exercise of          Demand
                                                                                                      Stock              Notes
                                                             Retained                                Options          Receivable
                                                             Earnings            Treasury              and           From Sale of
                              Common Stock                   (Deficit)             Stock            Warrants             Stock
                   ----------------------------------     ---------------     ---------------     -------------     ---------------
                     Number of
                       Shares              Amount
                   --------------      --------------     ---------------     ---------------     -------------     ---------------
                       20,100,000    $        384,620    $      (488,559)    $              -    $            -    $              -

                          750,000              52,000                   -                   -                 -                   -
                     (20,015,990)                   -                   -                   -                 -                   -


                        1,075,000              17,266                   -                   -                 -                   -

                           50,000             208,000                   -                   -                 -                   -


                          150,000           1,529,958                   -                   -                 -                   -
                          120,000             206,250                   -                   -         (206,250)                   -
                                -                   -           (171,196)                   -                 -                   -
                   --------------      --------------     ---------------     ---------------     -------------     ---------------
                        2,229,010           2,398,094           (659,755)                   -         (206,250)                   -
                                -                   -              66,010                   -                 -                   -
                   --------------      --------------     ---------------     ---------------     -------------     ---------------
                        2,229,010           2,398,094           (593,745)                   -         (206,250)                   -

                          801,937           1,642,023                   -                   -         (125,000)         (1,200,000)

                        (136,460)                   -                   -                   -                 -                   -


                                -                   -                   -                   -           193,750                   -
                           44,000             100,000                   -                   -          (60,000)                   -
                          160,000             400,000                   -                   -          (36,390)                   -
                                   - - - - - -

                          635,757           1,755,000                   -                   -                 -                   -
                           30,000             182,100                   -                   -                 -                   -

                          500,000           1,500,000                   -                   -                 -           1,200,000
                          100,254             350,889           (350,889)                   -                 -                   -

                           43,046             100,000                   -                   -                 -                   -

                                -                   -                   -           (100,781)                 -                   -
                                -                   -           (673,214)                   -                 -                   -
                   --------------      --------------     ---------------     ---------------     -------------     ---------------
                        4,407,544    $      8,428,106    $    (1,617,848)    $      (100,781)    $    (233,890)    $              -
                   ==============      ==============     ===============     ===============     =============     ===============

           Continental American Transportation, Inc. and Subsidiaries
                      Consolidated Statements 1f Cash Flows





                                                                                                  Year Ended June 30,
                                                                                          -----------------------------------
                                                                                               1996                1995
                                                                                          ---------------     ---------------
Cash Flows From Operating Activities:
     Net (Loss)                                                                          $      (673,214)    $      (171,196)
                                                                                          ---------------     ---------------
     Adjustments to Reconcile Net Income to Net Cash (Used in) Operating
     Activities
       Depreciation and amortization                                                            4,568,109                   -
       Gain on sale of equipment                                                                (189,934)                   -
       Deferred income taxes                                                                    (477,755)                   -
       Increase in accounts receivable and other assets                                       (7,374,579)                   -
       Increase in accounts payable and other liabilities                                       2,826,627              32,000
       Increase in taxes payable                                                                 (49,113)                   -
                                                                                          ---------------     ---------------
           Total Adjustments                                                                    (696,645)              32,000
                                                                                          ---------------     ---------------
           Net Cash (Used in) Operating Activities                                            (1,369,859)           (139,196)
                                                                                          ---------------     ---------------
Cash Flows From Investing Activities:
     Cash received in purchase of subsidiaries                                                    324,285                 480
     Cash paid in purchase of subsidiaries                                                    (1,300,000)                   -
     Principal payments received on notes receivable                                              310,476                   -
     Proceeds from sale of property and equipment                                               1,519,963                   -
     Purchases of equipment                                                                        26,719                   -
     Loans made to related party                                                                (450,000)                   -
                                                                                          ---------------     ---------------
           Net Cash Provided by (Used in) Investing Activities                                    431,443                 480
                                                                                          ---------------     ---------------
Cash Flows From Financing Activities:
     Proceeds from new borrowings                                                               6,486,581             139,196
     Principal payments on notes payable                                                      (1,739,104)                   -
     Principal payments on obligations under capital leases                                   (3,568,502)                   -
     Proceeds from issuance of preferred and common stock                                       1,100,000                   -
                                                                                          ---------------     ---------------
           Net Cash Provided by Financing Activities                                            2,278,975             139,196
                                                                                          ---------------     ---------------
Net Increase in Cash and Cash Equivalents, Including Restricted Cash                            1,340,559                 480
Cash and Cash Equivalents, Including Restricted Cash - Beginning of Year                              480                   -
                                                                                          ---------------     ---------------
Cash and Cash Equivalents, Including Restricted Cash - End of Year                       $      1,340,079    $            480
                                                                                          ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for:
         Interest                                                                        $      1,616,118    $              -
                           Income taxes $ 225,100 $ -





See notes to the consolidated financial statements.

           Continental American Transportation, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows







SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING

The Company acquired equipment aggregating $267,767 and $0 in satisfaction of defaulted notes receivable for the years ended June 30, 1996 and 1995, respectively.

On February 29, 1996, the Company purchased CTI, A&P and Chase. In connection with the acquisition, the Company assumed long-term debt and issued notes payable and common stock, and paid cash.

       Fair value of assets acquired                   $     75,644,048
       Long-term debt assumed                              (58,654,048)
       Notes payable issued                                (14,190,000)
       Fair value of common stock issued                    (1,500,000)
                                                        ---------------
           Cash Paid                                   $      1,300,000
                                                        ===============

On June 30, 1995, the Company purchased Buckhead Transport, Inc. and its wholly owned subsidiary, Blue Mack Transport, Inc. In connection with the acquisition, the Company assumed long-term debt and issued preferred and common stock.

       Fair Value of assets acquired                   $      3,031,185
       Liabilities assumed                                   (2,251,634)
                                                        ---------------
       Fair value of assets in excess of liabilities
        assumed                                                 779,551
       Fair value of preferred stock - Series A,
         Series B, and common stock
       issued to shareholders of Buckhead Transport, Inc.      (779,551)
                                                        ---------------
                                                        $              -
                                                        ===============

On June 30, 1995, the Company acquired property and equipment. In conjunction with the acquisition, the Company assumed long-term debt, issued notes payable and issued common stock.

       Fair value of property and equipment acquired    $     3,841,525
       Long-term debt assumed                                (1,103,567)
       Notes payable issued                                  (1,208,000)
       Fair value of common stock issued                     (1,529,958)
                                                         ---------------
                                                        $              -
                                                         ===============





See notes to the consolidated financial statements.

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF ACCOUNTING POLICIES

Nature of  Organization
     Continental  American  Transportation,  Inc. (CAT) (the
     Company), was incorporated in the State of Colorado in 1983. The Company is engaged, through its wholly owned subsidiaries consisting of Blue Mack Transport, Inc. (Blue Mack), HMX, Inc. (HMX), Carpet Transport, Inc. (CTI) and A&P Transportation, Inc. (A&P), in the transportation industry as a full truckload carrier operating throughout the contiguous United States. The Company is also engaged in the common carrier freight brokerage and logistics business through its wholly owned subsidiary, Chase Brokerage, Inc.

Principles of Consolidation
     The accompanying  consolidated  financial statements
     include the accounts of CAT and those of its wholly owned subsidiaries as of and from the effective date of their acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and  Equivalents
     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Credit  Risk
     The  Company   maintains  cash  balances  in  numerous   financial
     institutions.  Amounts  at each  institution  are  insured  by the  Federal
     Deposit Insurance Corporation up to $100,000. At June 30, 1996, the Companys uninsured cash balances total $402,903.

The Company extends credit in the form of equipment financing notes and trade accounts receivable. Such amounts due the Company are subject to ongoing credit evaluations and allowances are maintained for doubtful accounts based on factors surrounding the credit risk of specific obligations, adequacy of collateral and other pertinent information.

Inventories
     Inventories for transportation operations, consisting primarily of spare and replacement parts and supplies, are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment
     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. The straight-line method of depreciation is followed for all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

     Tireson new revenue equipment are capitalized as a component of the related equipment. The cost of replacement tires is expensed as incurred.

     Maintenance and repairs are charged to operations currently; replacements and improvements are capitalized in the property and equipment accounts.

Intangible Assets
     Intangible assets primarily represent the excess of the purchase price of acquired companies over the fair value of the assets acquired. Such excess costs are being amortized on a straight-line basis over 15 to 40 years.

     The realizability of such intangible assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying value. Such evaluation, which necessarily involves significant management 46 judgment, is based upon the estimated economic benefit to be derived in future periods as a result of such acquisitions.

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements





SUMMARY OF ACCOUNTING POLICIES, Continued

Income Taxes The Company and its  wholly-owned  subsidiaries  file  consolidated
       Federal corporation income tax returns.

          The Company accounts for income taxes in accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes which requires the use of the liability method of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates for the year in which the differences are expected to reverse.

Claims and Insurance  Accruals
          The Company  provides for the estimated
          cost of claims incurred but not paid for which it retains a portion of the risk under workmens compensation, health care, liability and property damage programs.

Earnings  Per  Share
          Earnings per share amounts are based on the weighted average number of shares outstanding. Prior years have been restated giving effect to a reverse stock split of 1 to 25 shares which occurred as of June 30, 1995.

          Primary and fully diluted earnings per share are the same. Common share equivalents are not considered in computing earnings per share as such inclusion would have an anti-dilutive effect.

     Revenue Recognition Revenues consist principally of freight revenues. Freight revenues are recognized as earned when freight is received from the shipper. Estimated costs, consisting of all direct costs necessary to complete delivery, are accrued at the end of each reporting period. This method is not materially different from either recognizing all revenues and expenses at time of delivery or recognizing revenues and expenses on a pro rata basis.
Use of Estimates.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Accounting for Long-Lived Assets.

     The Company has considered Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets which requires the Company to compare the net carrying value of long-lived assets to the related estimates of future cash flows, and other criteria, to determine if impairment has occurred. The Company has determined that no such impairment has occurred and, accordingly, the adoption of SFAS No. 121 has no effect on its financial statements.

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements




BUSINESS ACQUISITIONS

Blue Mack and HMX

On June 30, 1995, the Company acquired Buckhead Transport, Inc. (Buckhead) and its wholly-owned subsidiary, Blue Mack. Buckhead was incorporated on April 14, 1994 and formed specifically to acquire Blue Mack, a nationwide common carrier. On November 1, 1994, Buckhead entered into a stock exchange agreement with Blue Mack whereby the Blue Mack shareholder exchanged all his Blue Mack common shares for 1,000,000 common shares of Buckhead and $800,000 principal amount of Buckhead preferred shares. Pursuant to the agreement, certain property and equipment with a net book value of $285,257 as well as the corresponding debt on such property and equipment in the amount of $242,089 was excluded from the transaction and retained by the seller. The Company exchanged 1,075,000 common shares, 800,000 Series A preferred shares and 255,000 Series B preferred shares for all of the issued and outstanding common and preferred stock of Buckhead in a business combination accounted for as a purchase. Subsequent to the business combination, Buckhead was dissolved and Blue Mack became a direct subsidiary of the Company.

The purchase price of $779,551 equaled the fair value of the identifiable assets acquired and liabilities assumed and therefore there was no excess of the cost of the acquired company over the sum of amounts assigned to identifiable assets and liabilities.

The results of operations of Blue Mack and HMX are not included in the accompanying financial statements effective July 1, 1994.

The following summarized pro forma information assumes the acquisition had occurred on July 1, 1994:


                                                   Year Ended
                                                 June 30, 1995
                                               ------------------
          Operating revenues                  $         6,696,981
          Net Income (Loss)                   $         (104,316)
          (Loss) per share                    $             (.13)


Also on June 30, 1995, the Company acquired HMX, a vehicle service company, through the exchange of 50,000 CAT common shares for all the outstanding stock of HMX in a business combination accounted for as a purchase.

The purchase price of $208,000 was greater than the fair value of the identifiable assets acquired and liabilities assumed and therefore the excess of the cost of the acquired company over the sum of amounts assigned to identifiable assets and liabilities of $208,000 will be amortized over a life of 15 years.

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


BUSINESS ACQUISITIONS, Continued

   CTI, A&P and Chase

On April 4, 1996 CAT purchased all the issued and outstanding common stock of CTI, A&P and Chase from their two stockholders effective as of February 29, 1996. CTI and A&P are nationwide common carriers, while Chase is engaged in the common carrier freight broker and logistics business. This transaction was accounted for as a business combination using the purchase method of accounting.

The total consideration was comprised thusly:


Cash payments                                                                      $          1,300,000
Non interest bearing unsecured demand promissory note to a former
   shareholder                                                                                4,080,000
Non interest bearing unsecured demand promissory note to a former
   shareholder                                                                                2,820,000
Promissory note due March 1, 2001 secured by a pledge of all common shares of CTI Properties, Inc. (a wholly owned subsidiary of CAT formed incidental to the above described transaction which owns real property formerly owned by CTI) and bearing interest at 8% per
   annum, payable monthly                                                                     7,290,000
Issuance to a former shareholder of 500,000 CAT common shares with
a
   fair market value at date of issuance of $3 per share                                      1,500,000
Transfer of certain CTI, A&P and Chase assets, consisting primarily of cash surrender value of certain life insurance policies, notes and
   loans receivable and an aircraft to former shareholders                                    1,448,854
Payment of a finders fee amounting to $910,000 and a non-accountable expense allowance of $290,000 by way of the issuance of 600,000
   CAT common shares with a fair market value at the date that the agreement was entered into of $2 per share (see Related Party
   Transactions)                                                                              1,200,000
Capitalized acquisition costs consisting primarily of legal, accounting
and
   other professional fees                                                                      479,167
                                                                                     ------------------
                                                                                   $         20,118,021
     ==================

On August 21, 1996 CAT and the former shareholders of CTI, A&P and Chase entered into a Debt Restructure and Waiver Agreements whereby the parties agreed that:

a. The $2,820,000 promissory note referred to above would bear interest at 8% per annum and become due and payable on September 1,
     1997.
b. The $4,080,000 promissory note referred to above (which had been reduced to $2,005,000) would bear interest at 8% per annum and become due and payable on September 1, 1997.
c. One-half (50%) of interest due on the $7,290,000 promissory note referred to above would be payable on an annual basis to one former shareholder in CAT common shares rather than monthly cash payments of interest.

The  purchase  price  of  $20,118,021   exceeded  the  fair  value  of  the
identifiable assets acquired and liabilities assumed and therefore the excess of costs over the acquired companies over the sum of amounts assigned to identifiable assets and liabilities of $4,437,876 will be amortized over a life of 40 years. Continental American Transportation, Inc. and Subsidiaries Notes to the Consolidated Financial Statements


BUSINESS ACQUISITIONS, Continued

   CTI, A&P and Chase

The results of operations of CTI, A&P and Chase are included in the accompanying financial statements effective February 29, 1996.

     The following summarized proforma information assumed the acquisition occurred on July 1, 1994:


                                        Year Ended             Year Ended
                                      June 30, 1996           June 30, 1995
                                    ------------------     -------------------
          Operating revenues       $        86,752,507    $         95,183,893
          Net Income (Loss)        $         (419,025)    $          1,415,789
          Income (Loss) per share  $             (.13)    $               1.71

For the year ended June 30,  1996  amortization  of the excess  cost of the
acquired   companies  (HMX,  CTI,  A&P  and  Chase)  amounted  to  $110,312 and accumulated amortization at June 30, 1996 amounted to $110,312.

ACQUISITION OF ASSETS

On June 30, 1995, the Company purchased revenue generating equipment consisting of tractors and trailers with an aggregate value of $3,841,525 from Herrs Motor Express, Inc. (Herrs). In exchange, the Company assumed the debt associated with the equipment of $1,103,567, issued promissory notes amounting to $1,000,000, assumed future payment for shareholder loans to Herrs of $208,000 and issued 150,000 shares of the Companys common stock.

Details of promissory notes at June 30, 1996 are as follows:


        Note payable, non-interest bearing, which was due August 28, 1995.
           Subsequent to due date, interest shall accrue at 12% per annum on
          the outstanding principal balance until paid.  $         164,927

        Note payable, non-interest bearing, which was  due September 11,
        1995.
           Subsequent to due date, interest shall accrue at 12% per annum on
          the outstanding principal balance until paid.            104,000
                                                            ---------------
                                                         $         268,927
                                                            ===============

As of October 11, 1996, the above obligations have not been paid by the Company and payment has not been demanded by the payees.

RESTRICTED CASH

CTI has entered into an agreement with the Georgia State Board of Workmens Compensation whereby CTI pays workers compensation claims as a self insurer.
The agreement is collateralized by certificates of deposit amounting to $500,000. On July 17, 1996 such collateral was increased to $750,000 and CTIs specific excess insurance self retention was reduced from $500,000 to $250,000 per occurrence.

Additionally at June 30, 1996, CTI had two certificates of deposit, each in the amount of $100,000, collateralizing purchasing agreements with Com Data Network and Harold Ives Trucking Company.

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements



INSTALLMENT NOTES RECEIVABLE

The Company finances the sale of revenue equipment to independent owner operators. These notes require monthly payments of principal and interest over a period ranging from twelve to forty-eight months with interest ranging principally from 15% to 20% per annum. These notes mature on various dates within the next five years. Title to such revenue equipment is retained by the Company until the note is paid in full.


Total notes receivable                         $      1,130,393
Less: current portion                                  (695,087)
                                                ---------------
Long-Term Portion                              $        435,306
                                                ===============

NOTE RECEIVABLE - RELATED PARTY

On May 23, 1996 CTI granted to Bio-Dyne Corporation, a two year unsecured revolving credit facility in the maximum aggregate principal amount of $1,000,000 with interest to be computed at the rate of twelve percent (12%) on outstanding principal balances, payable quarterly. CTI is obligated to advance funds five business days after a request is made by the borrower, which advances amounted to $450,000 at June 30, 1996. Incidental to the execution of this agreement, three directors of CTI were elected to Bio-Dyne Corporations five member board of directors and these three same individuals were appointed officers thereof.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including assets under capital leases, consist of the following:


Land                                             $      3,045,000
Buildings                                               2,928,713
Leasehold improvements                                  2,320,505
Revenue equipment                                      76,298,418
Other operating equipment                               1,287,122
Shop, furniture and office equipment                    1,180,245
                                                  ---------------
   Total                                               87,060,003
Accumulated depreciation and amortization              30,051,171
                                                  ---------------
   Net Book Value                                $     57,008,832
                                                  ===============

Depreciatin charged to expense for the years ended June 30, 1996 and June 30, 1995 was $2,843,704 and $0, respectively.

LINES OF CREDIT

On April 8, 1996, CTI, A&P and Chase entered into a revolving credit agreement, as to which CAT and two of its officers are guarantors. The credit facility provides for advances not to exceed 80% of qualified accounts receivable to a maximum amount of $5,000,000. This obligation is collateralized by a security interest in all accounts receivable of CTI, A&P and Chase. Interest is calculated based upon prime rate as defined in the agreement plus 4.75%. Additionally, CTI, A&P and Chase are assessed certain administrative and service fees by the lender. At June 30, 1996, borrowings under the above credit facility amounted to $4,384,625.

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements



LINES OF CREDIT, Continued

On May 6, 1996, Blue Mack entered into a revolving credit agreement as to which CAT and two of its officers are guarantors. The credit facility provides for advances not to exceed 80% of qualified accounts receivable up to a maximum amount of $500,000. This obligation is collateralized by a security interestin all accounts receivable of Blue Mack. Interest is calculated based upon prime rate as defined in the agreement plus 2.5%. Additionally, Blue Mack is assessed certain administrative and service fees by the lender. At
June 30, 1996, borrowings under the above credit facility amounted to $449,753.

LONG-TERM DEBT

   Long-term debt consists of the following:


     Convertible promissory notes bearing interest at 10% per annum with scheduled maturities in 1999. The notes are convertible into common stock of the Company at a conversion price of either 20% less than the days prior to conversion or 120% of the closing average bid price of the Companys shares for the five trading days prior to issuance . Interest is payable to the noteholder only if the note has been held one calendar year. If any of the notes are converted prior to one year from the date of issuance, the Company is not obligated to pay interest on the note. As of June 30, 1996, $2,120,000 of notes were issued with $100,000 having been converted into 43,046 shares of

          common stock                                                                            $ 2,020,000
Promissory note payable due August 28, 1995 (see
   Acquisition of Assets)                                                                             164,927
Promissory note payable due September 11, 1995 (see Acquisition of Assets).                           104,000
Note payable to a former shareholder of CTI, A&P and Chase (see Business
   Acquisitions).                                                                                   2,495,000
Note payable to a former shareholder of CTI, A&P and Chase (see Business
   Acquisitions).                                                                                   3,755,000
Various notes payable to financial institutions and other credit providers with combined monthly payments of $166,051 including interest at rates ranging principally from 7.5% to 14% per annum.  These notes mature from
   September, 1996 through April, 2001 and are collateralized by specific
   equipment having a net book value of $7,223,630.                                                 5,069,165
Note payable to the former shareholders of CTI, A&P and Chase. (see Business
Acquisitions).                                                                                      7,290,000
Unsecured non-interest bearing demand notes payable to related parties                                289,292
                                                                                              ---------------
                                                                                                   21,187,384
Less: current maturities                                                                            3,822,762
                                                                                              ---------------
Long-Term Debt, Net of Current Maturities                                                    $     17,364,622
                                                                                              ===============

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


LONG-TERM DEBT, Continued

   Total maturities of long-term debt are as follows:


Year Ending June 30,
      1997                      $      3,822,762
      1998                             6,719,067
      1999                             2,620,287
      2000                               571,495
      2001                             7,453,773
                                 ---------------
                                $     21,187,384
                                 ===============

CAPITALIZED LEASE OBLIGATIONS

Leases meeting certain criteria are considered capital leases and the related asset and lease obligations are recorded at their present value in the
financial   statements.   The  interest  rates  of  capital  leases  range  from

incremental borrowing rate at the inception date of the lease or the lessors implicit rate of return. Minimum future obligations on all capital leases in effect as of June 30, 1996 are as follows:


Year Ending June 30,
      1997                                             $     13,290,336
      1998                                                   16,416,253
      1999                                                   10,054,800
      2000                                                    6,502,326
      2001                                                      846,823
      Thereafter                                              2,240,361
                                                        ---------------
Net Minimum Lease Payments                                   49,350,899
Less: Amount representing interest                           10,506,676
                                                        ---------------
Present Value of Net Minimum Lease Payments                  38,844,223
Current maturities of capital lease obligations              10,768,645
                                                        ---------------
      Total Long-Term Lease Obligation                 $     28,075,578
                                                        ===============

Following is a summary of property held under capital leases included in property, plant and equipment:


     Office Equipment                                  $       214,702
     Revenue Equipment                                      58,644,106
                                                        ---------------
       Subtotal                                             58,858,808
      Less: Accumulated Amortization                       (19,951,268)
                                                        ---------------
                                                       $    38,907,540
                                                        ===============

     Amortization on assets under capital leases charged to expense for the years ended June 30, 1996 and 1995 was $1,724,405 and $0, respectively.

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

OPERATING LEASES

The Company leases warehouse terminal facilities and equipment in various states under noncancelable operating leases with lease terms ranging from two to five years. Certain of these leases have specific options, or if no renewal option, certain of these leases give the Company a right of first refusal to renegotiate the lease terms. Total rent expense for the year ended June 30, 1996 and 1995 amounted to $309,429 and $0, respectively.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 1996.


Year Ending June 30,
      1997                                   $      1,421,383
      1998                                            872,430
      1999                                            540,299
      2000                                            375,586
      2001                                            119,762
                                              ---------------
          Total                              $      3,329,460
                                              ===============

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

Cash and equivalents and restricted cash - the carrying amount reported in the balance sheet approximates fair value.

Installment notes receivable - The carrying amount reported in the balance sheet approximates fair market value inasmuch as such instruments both bear interest rates and repayment terms consistent with the Companys present financing practices and such terms are consistent with comparable equipment financing transactions in the commercial marketplace.

Note  receivable - related party - Given the proximity of this  transaction
(May 23, 1996) to the balance sheet date, the carrying amount reported in the balance sheet is believed to approximate fair value.

Lines of credit - Given the proximity of these transactions (April 8, 1996 and May 6, 1996) to the balance sheet date, the carrying amount reported in the balance sheet is believed to approximate fair value.

   Long-term debt

          Convertible promissory notes - Given the proximity of this transaction (March and April, 1996) to the balance sheet date, the carrying amount reported in the balance sheet is believed to approximate fair value.

          Notes payable to former shareholders of CTI, A&P and Chase - Given the proximity of this transaction (April 4, 1996) to the balance sheet date, the carrying amount reported in the balance sheet is believed to approximate fair value.

          Equipment notes - a reasonable estimate of fair value could not be made without incurring excessive costs. Such obligations are carried in the aggregate amount of $5,069,165, with interest rates ranging from 7.5% to 14% and maturities from September, 1996 through April 1, 2001.

      Capitalized lease obligations - A reasonable estimate of fair value could not be made without incurring excessive costs. Such obligations are carried in the aggregate amount of $38,844,223, with effective interest rates of 5% to 15% and maturities at various dates through 1999.

      Promissory note - Herrs - the carrying amount reported in the balance sheet approximates fair value.

      Related party note - Given the non-arms length nature of this transaction, a reasonable estimate of fair value could not be made.

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements



PREFERRED STOCK

Preferred stock, 10,000,000 shares authorized, is as follows:

Series A, $1.00 per share,  0 shares issued and  outstanding.  These shares are entitled to a dividend at the rate of seven percent (7%), payable quarterly. Dividends on Series A shares are cumulative and rank in priority over dividends on the Companys Series B preferred shares or its common shares. The Series A preferred shares are convertible into common shares of the Company at any time during the period commencing August 1, 1996 through July 21, 2000. The amount of Company common shares into which Series A preferred shares shall be converted is based upon the average bid and ask price of the Companys common shares for the twenty business days prior to the Company receiving notice of intent to convert. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

Series B, $1.00 per shares, 0 shares authorized, issued and outstanding. These shares are entitled to a dividend at the rate of seven percent (7%) payable quarterly but commencing to accrue only thirty days after all outstanding Series A shares have been converted to common shares Dividends on Series B preferred shares are cumulative and rank in priority over the Companys common shares. The Series B preferred shares are convertible into common shares of the Company after the conversion of all Series A preferred shares into Company common shares and during the period commencing August 1, 1996 through July 31, 2000. The amount of Company common shares into which Series B preferred shares shall be converted is based upon the average bid ask price of the Companys common shares for the twenty business days prior to the Company receiving notice of intent to convert. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

WARRANTS

The Company issued seven common stock purchase warrants on Septmber 1, 1995. Each warrant may be exercised in whole or part and entitles the holder to purchase 120,000 common shares at $2.50 per share and expires on October 27, 1996. As of October 11, 1996, warrant holders of 630,000 of 840,000 common shares have exercised their warrants.

In addition, the Company issued one warrant to its Placing Agent (the Agent) of the Convertible Promissory Notes. The warrant entitles the Agent to purchase 100,000 shares of the Companys common stock as follows:

                       Exercise
      No. of             Price
      Shares           Per Share                       Exercise Term
------------------  ---------------     --------------------------------------
                                             Start             Expiration
                                        _______________     __________________
  60,000             $        2.50     September 19, 1996    March 19, 1998
  20,000             $        5.00     March 19, 1997        September 19, 1998
  20,000             $        7.50     June 19, 1997         March 19, 1999

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements







STOCK OPTION PLAN

     On April 11,  1994,  the  Company  adopted  its Stock  Incentive  Plan (the
Plan). The Plan provides that certain options granted thereunder are intended to qualify as incentive stock options within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The plan provides for authorization of up to 200,000 (post-split) shares. The option price per share of Stock purchasable under an Incentive Stock Option shall be determined at the time of grant but shall be not less than 100% of the Fair Market Value of the Stock on such date, or, in the case of a 10% Stockholder, the option price per share shall be no less than 110% of the Fair Market Value of the Stock on the date an Incentive Stock Option is granted to such 10% Stockholder.

The following is a summary of transaction:




                                                              1996      1995
                                                           ---------------------

 Outstanding, beginning of year                              44,000         -
 Granted during the year                                     36,000   164,000
 Exercised during the year (at prices ranging from $.25 to
   $3.13 per share)                                         (44,000)  120,000
                                                            --------  ---------
 Outstanding, end of year (at prices ranging from $.25 to
   $3.13 per share                                            36,000   44,000
                                                            ========  =========
 Eligible, end of year for exercise currently (at prices      36,000   44,000
 ranging
   from $.25 to $3.13 per share)
                                                           ========    ========


 At June 30, 1996 and 1995, there were 0 and 80,000 shares, respectively, reserved for future grants.

DEMAND NOTES RECEIVABLE FROM EXERCISE OF STOCK OPTIONS

   In conjunction with the exercise of the non-qualified stock options, the Company received notes amounting to $233,890 which are non-interest bearing and payable upon demand.

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements



INCOME TAXES

   The benefit from income taxes consists of the following:



                                                 Year Ended June 30,
                                         ------------------------------------
                                              1996                 1995
                                         ---------------      ---------------
      Current provision                 $              -    $               -
      Deferred provision                         477,755                    -
                                         ---------------      ---------------
                                        $        477,755    $               -
                                         ===============      ===============


The net current deferred tax and net long-term deferred tax liability as presented in the accompanying balance sheet at June 30, 1996, consist of the following amounts of deferred tax assets and liabilities:


      Deferred Tax - Current
        Deferred tax asset                               $        677,059
        Deferred tax liability                                          -
                                                          ---------------
          Net Current Deferred Tax Asset                          677,059
                                                          ---------------
      Deferred Tax - Long-Term
        Deferred tax asset                                        423,178
        Deferred tax liability                                   (245,791)
                                                          ---------------
          Net Long-Term Deferred Tax Asset               $        177,387
                                                          ===============


The components which give rise to deferred income tax benefit are temporary differences in accumulated depreciation, net operating loss carryforwards, allowance for losses on accounts receivable, installment sales and TRAC leases as follows:


                               Year Ended June 30,
                                       ------------------------------------
                                            1996                 1995
                                       ---------------      ---------------
Depreciation                       $      1,103,927    $               -
Net operating loss carryforwards            284,567                    -
Allowance for losses on accounts
receivable                                   91,254                    -
Installment sales                             2,657                    -
TRAC leases                              (1,004,650)                   -
                                        ---------------      ---------------
                                    $        477,755    $               -
                                        ===============      ===============

The Company has a net operating loss carryforward of approximately $748,861 for Federal purposes expiring June 30, 2010.

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

RELATED PARTY TRANSACTIONS

On October 15, 1995 the Company entered into a finders fee agreement pursuant to which it appointed Knoblock Bay Cove Trust (Bay Cove) as a non-exclusive agent to seek and identify potential acquisition candidates in the transportation industry. On November 29, 1995 Bay Cove acquired 600,000 shares of CAT common stock by issuance to CAT of its promissory note in the principal amount of $1,200,000. Upon Bay Coves introduction of CAT, A&P and Chase to CTI culminating with CATs acquisition of these companies on April 4, 1996 a finders fee of $910,000 and a non-accountable expense allowance of $290,000 became payable to Bay Cove. The Company and Bay Cove agreed thereafter that the Company would forgive the $1,200,000 promissory note in full and complete satisfaction of its obligation under the finders fee agreement.

Blue Mack leases its facilities and office space under operating leases from a certain shareholder of the Company who owns approximately 17% of the Companys issued and outstanding shares.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 1996.


Year Ending June 30,
      1997                                 $        129,600
      1998                                           86,400
      1999                                           86,400
      2000                                           28,800
                                            ---------------
                                           $        331,200
                                            ===============

The leases also contain provisions for taxes, insurance and building maintenance expense.

EMPLOYMENT AGREEMENTS

  On June 30, 1995, the Company entered into employment agreements with the two shareholders of Herrs which provides a minimum annual salary of $75,000 each and incentives based on the Companys attainment of specified earnings. At June 30, 1995, the total commitment, was $150,000. As part of the agreement, the shareholders shall not directly or indirectly engaged in direct competition with the Company in the freight transportation business for a period of two years.

The Company entered into three year employment agreements with two of its officers effective September 1, 1996 providing for annual aggregate compensation of $304,000, $380,000 and $456,000 for each of the ensuing three years, respectively. Further, such officers are each entitled to an annual incentive bonus equal to five percent (5%) of the first $1,000,000, six percent (6%) of the net $500,000 and 7% of net income before income taxes in excess of $1,500,000.

The Company entered into an agreement with an additional  officer effective
June 15, 1996 providing for annual compensation of $78,000, $104,000 and $130,000 for each of the ensuing three years, respectively. Further, this officer was granted non-qualified stock options to purchase 36,000 shares of CAT common stock and a $30,000 relocation advance to be reduced by $10,000 at the end of each of the three years of the contract term.

EMPLOYEE BENEFIT PLANS

Two of the Companys subsidiaries sponsor qualified profit sharings for the benefit of substantially all full-time employees. The plans qualify under
Section 401(k) of the Internal Revenue Code, thereby allowing such employees to make tax deferred contributions to the plan. One such plan provides for an employer match in contribution equal to 25% of the participants contribution to the plan while the other provides for a discretionary matching contribution.

The total expense for the above plans amounted to $5,652 and $0 for the years ended June 30, 1996 and 1995, respectively.

           Continental American Transportation, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements



CONTINGENT LIABILITIES

The former shareholders and officers of CTI, A&P and Chase are under indictment in a pending criminal proceeding. The indictment charges these individuals, along with certain other parties, with the embezzlement of approximately $3,700,000 from CTI and A&P in addition to criminal fraud and criminal tax evasion.

While CTI and A&P were not included as named defendants in the indictment, the indictment states among other things that the Grand Jury believes CTI and A&P failed to report gross income as follows:


                                          Alleged
                                        Understated
                                          Revenue
                                      ---------------
      Year Ending June 30,
          1991                       $        308,123
          1992                                669,897
          1993                              1,748,561
          1994                                963,838
          1995                                 23,909

The former shareholders and officers of CTI and A&P have advised present management of the Company that expenses exist to fully offset any revenues not included in gross revenue of CTI and A&P for the periods reflected above. Should this be determined not to be the case, the Company could potentially be assessed taxes, penalties and interest which could amount to approximately $3,400,000.

On February 29, 1996, the two former stockholders of the Company sold their shares to CAT (see Business Acquisitions). As a component of this transaction, the two former shareholders have agreed to be responsible for and satisfy any and all tax related liabilities that might arise as a result of the allegations described above. Further, CAT has the right to deduct from the principal amount of 7,290,000 promissory note payable to such former shareholders any such liabilities paid by the Company.

On March 18, 1996, litigation against A&P was instituted relating to a motor vehicle accident which occurred on August 24, 1995 resulting in the death of one individual and personal injury to two others. Counsel representing A&P in this matter has opined that A&P may be liable for compensatory damages in excess of liability insurance coverage as well as punitive damages. Should A&P be found liable, and be obligated to pay any such damages, CAT has the right to deduct such sums from the $7,290,000 promissory note describe above.

The Company has learned that one of its former shareholders filed a complaint with the Securities and Exchange Commission alleging the Company illegally canceled his stock certificate being held in escrow. The Company has responded to this complaint alleging, among other things, that this individual made a claim to these shares without paying any consideration for them. On the basis of this complaint the Securities and Exchange Commission is conducting a preliminary investigation into the Companys stock trading activities. Company management is fully cooperating with this preliminary investigation and intends to vigorously defend against this action.

Certain other claims, suits and complaints have been filed or are pending against the Company. In the opinion of management, all matters are adequately covered by insurance, or if not covered, are without merit or are of such kind, or involved such amounts, as would not have a material effect of the results of operations or the financial position of the Company if disposed of unfavorably.

PRIOR PERIOD ADJUSTMENTS

The  Company  incurred  $66,010  in  prior  period   adjustments   relating
substantially to accrued interest on a prior year loan, extinguishment of debt and the recapture of amortization on the excess purchase price recognized on one of its subsidiaries prior to its acquisition.

SUBSEQUENT EVENT

On or about July 23, 1996 the Company filed Form S-3 with the Security and Exchange Commission to effect the registration of an aggregate of 1,810,000 CAT common shares underlying 16 warrants with exercise prices ranging from $.25 to $7.50 per share exercisable at any time through the twelve month period commencing upon the effective date of the aforementioned registration statement and from November 28, 1996 through the thirty six month period beginning on the date that the aforementioned registration statement is declared effective by the SEC.