Form 10KSB/A
period 1996-06-30
CONTINENTAL AMERICAN TRANSPORTATION INC
filed 1996-10-30
CIK 866457

SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549

                                               FORM 10-KSB/A

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

Title of     Name and Address of    Amount and Nature of  Percent of
 Class       Beneficial Owner          Beneficial Ownership        Class
Common
Stock
             Timothy Holstein               739,521                  16.93%
             c/o Continental American
             Transportation, Inc.
             Chief Executive Officer
             President and Director
             175 Hammon Road
             Calhoun, GA 30701

             Erik Bailey                    519,897                  11.90%
             Chief Financial Officer
             and Director
             1039 Legacy Walk
             Woodstock, GA 30189

             Brian Henninger                 46,300*                 1.06%
             Vice President-Secretary
             and Director
             275 Saddlebrook Drive
             Calhoun, GA 30701

             Charles B. Prater               500,000**              11.45%
             877 Plainville Road
             Plainville, GA 30733

             Robert Herr                     257,500+                5.89%
             349 Buck Road
             Quarryville, PA 17566

             Wayne S. Herr                   257,500+                5.89%
             349 Buck Road
             Quarryville, PA 30733

             All  directors  and
             officers  as a group          1,805,718**              41.34%

* Includes non-qualified stock options to purchase 36,000 common shares, see, "Employment Agreements" above.

+ Includes  51,500 common shares held of record by each of Robert Herr and Wayne
S. Herr as well as 154,500 common shares held by Herr's Motor Express, Inc., a company owned and controlled by these persons.

** Mr. Prater is not a director or executive officer of the Company but is a "named executive officer" as defined in Item 402(a)(2) of Regulation S-B and his share holdings are included in the total number of common shares held by all directors and officers as a group for this reason.

                                  EXHIBIT INDEX

Item 13.                   Exhibits and Reports                Page or
                           on Form 8-K                        Method of Filing

         (a) Exhibits.

Exhibit
  No.

2.1  Letter of Intent, dated September 6,
     1996, by and between the Company and
     Country Wide Transport Services, Inc.                       Page 60

3.1  Articles of Incorporation of the
     Company                                                     Page 64

3.2  Bylaws of the Company                                       Page 71

4.1  Specimen of Common Stock Certificate  Incorporated by reference to Exhibit
                                           4(a) of the Company's Form S-3
                                           Registration Statement No. 33-96496
                                           ("S-3 #33-96496")

4.2  Specimen of Warrant Certificate       Incorporated by reference to Exhibit
                                           4(b) of S-3 #33-96496

10.1 Investment Advisor Agreement dated
     September 15, 1995, by and between
     the Company and Explorer Financial
     Services, Inc.                                              Page  82

10.2 Finder's Fee Agreement, dated as of
     October 15, 1995, by and between
     the Company and Knobloch Bay Cove
     Trust                                                       Page  85

10.3 Employment Agreement, dated
     June 15, 1996, by and between the
     Company and Brian Henninger                                 Page  89

10.4 Employment Agreement, dated
     September 1, 1996, by and between
     the Company and Timothy Holstein                            Page  98

10.5 Employment Agreement, dated
     September 1, 1996, by and between
     the Company and Erik Bailey                                 Page 112

10.6 Revolving Credit Agreement, dated
     May 23, 1996, by and between Bio-Dyne
     Corporation and the Company                                 Page 126

10.7 Blue Mack Transport, Inc. 401(k)
     Plan and Trust                                              Page 166

                         38-1

10.8     Revolving Credit Agreement, dated
         April 8, 1996, by and between
         Carpet Transport, Inc., A&P
         Transportation, Inc., Chase
         Brokerage, Inc. and Transport
         Clearings L.L.C.                                        Page 201

10.9     Carpet Transport, Inc. 401(k) Plan                      Page 216

10.10    Debt Restructure and Waiver Agreement,
         dated August 21, 1996, by and between
         the Company and Charles B. Prater                       Page 232

10.11    Corporate Promissory Note
         by the Company to Charles B. Prater,
         dated August 21, 1996 in the amount
         of 2,820,000.                                           Page 235

10.12   Debt Restructure and Waiver Agreement,
        dated August 21, 1996, by and between
        the Company and Lynwood S. Warmack                       Page 238

10.13    Corporate Promissory Note
         by the Company to Lynwood S. Warmack,
         dated August 21, 1996 in the amount
         of $2,005,000.00                                        Page 241

10.14    Secured Promissory Note
         by the Company to Lynwood S. Warmack
         and Charles B. Prater, dated
         August 21, 1996 in the amount of
         $7,290,000.00                                          Page 244

16      Letter on Change in Certifying
        Accountant                       Incorporated by reference to Item 9
                                         of Company's Form 10-K for the Year
                                         Ended June 30, 1994, and Exhibit G to
                                         Company's Proxy Statement, dated
                                         May 12, 1995 and filed with the
                                         Securities and Exchange Commission on
                                         or about May 13, 1995.

21       Subsidiaries of the Registrant                         Page 250

23       Consent of Rosenberg Rich Baker Berman
         and Company                                            Page 251







                                      38-2

         (b) Reports on Form 8-K.

     1. Report on Form 8-K, dated April 5, 1996, regarding the acquisition by the Company of Carpet Transport, Inc., A&P Transportation, Inc. and Chase Brokerage, Inc. from Messrs. Lynwood S. Warmack and Charles B. Prater.

     2. Amendment No. 1 to Report on Form 8-K, dated April 22, 1996, regarding the indictment of Mr. Charles B. Prater.

     3. Report on Form 8-K, dated April 22, 1996, regarding the relocation of the Company's principal offices to Calhoun, Georgia.

     4. Amendment No. 2 to Report on Form 8-K, dated June 14, 1996, regarding the financial statements in connection with the Company's acquisition of Carpet Transport, Inc.,
         A&P Transportation,  Inc. and Chase Brokerage, Inc.










































                                      38-3

 Exhibit No. 2.1
                    Continental American Transportation, Inc.
                                  495 Lovers Lane Road
                                 Calhoun, Georgia 30701


                                September 6, 1996


PERSONAL AND CONFIDENTIAL

VIA TELECOPY AND OVERNIGHT DELIVERY

Mr. Timothy Lepper
President and Chief Executive Officer
Country Wide Transport Services, Inc.
325 North Cota Street
Corona, California 91720

                           RE:  Proposed Acquisition by Continental
                                    American Transportation, Inc.
                                    ("Continental")

Dear Mr. Lepper:

         This letter sets forth our understanding of the intent of the parties concerning the possible acquisition of Country Wide
Transport Services, Inc. ("Country Wide") through an exchange of shares and warrants with Continental as more fully explained below. The further purpose of this letter is to acknowledge that Continental and Country Wide have reached an agreement in principle based upon our prior discussions and that we will move forward with the proposed transaction in good faith.

         The proposed terms of the purchase transaction are as follows:

         1.       General.           Country Wide has a capitalization of
15,000,000 shares authorized, 5,000,000 of which are preferred stock, $.01 par value per share, with no such shares issued and outstanding, and; 10,000,000 of which shares are common shares, $.02 par value per share, with 4,800,487 of such shares issued and outstanding as of March 31, 1996. Continental has a capitalization of 30,000,000 shares authorized, 10,000,000 of which are preferred stock, $1.00 par value per share, with no such shares issued and outstanding, and; 20,000,000 of which shares are common shares, no par value, with 4,377,469 of such shares issued and outstanding as of July 19, 1996.

         The acquisition of Country Wide will be effected through an exchange of our companies' common shares pursuant to which the shareholders of Country Wide shall deliver all of Country Wide's issued and outstanding common shares (the "Country Wide Shares") to Continental in exchange for shares of Continental's Common Stock and warrants to purchase additional Common Stock, on the basis of

(x) one (1) share of Continental's Common Stock for five (5) Country Wide Shares as well as (y) one (1) Continental warrant for each twenty (20) Country Wide Shares so exchanged (the "Acquisition"). Each of the Continental warrants (the "Warrant(s)") shall entitle its holder to purchase one (1) Common Share of Continental at the exercise price of $4.25 during an exercise period to be negotiated and subject to earlier expiration as described below; in the event the average trading price per share of Continental's Common Stock is $5.00 or more over any thirty (30) consecutive trading day period during the Warrant exercise period, the Warrant holders shall have thirty (30) days thereafter to exercise such Warrants which shall terminate automatically at 5:00 PM, Eastern time, on the 30th day of such period if not exercised. We acknowledge that the share exchange rate is based upon a preliminary review of various materials provided by you and upon our review of certain public documents.

         2. Due Diligence. The Acquisition is subject to the results of our independent due diligence investigation and business review of Country Wide, which agrees to give reasonable access to Continental and its representatives with respect to its books and records, legal documents, and other material aspects of its business and affairs and to furnish us and our representatives with such additional information with respect to its business and affairs as we and our representatives shall from time to time request. On a mutually agreeable basis, Country Wide will make available to us access to its business sites, lawyers, accountants, customers and employees. Conjunctively, Continental will provide the same access to Country Wide and its representatives concerning its due diligence review of Continental and its business. Each party shall bear its own expenses to perform their respective due diligence review. Continental acknowledges that upon the consummation of the closing it shall pay an investment banking/finders fee to Raymond James & Associates and hereby agrees to indemnify Country Wide from and against any liability that may arise out of such relationship.

         3. Confidentiality of Information. Each party will hold in strict confidence all information concerning the business and affairs of the other party obtained from the other party (the
"Confidential Material"), use such Confidential Material solely for the purpose of evaluating the subject transaction and only make available such information to such officers, employees and representatives (including legal and accounting representatives) as is necessary to evaluate the subject transactions or as may be required by law or regulation or to comply with the applicable requirements of any governmental agency. Confidential Material does not, however, include any such information which (i) is or becomes generally available to the public other than as a result of a disclosure by the receiving party, (ii) was known to the receiving party on a non-confidential basis prior to its disclosure by the disclosing party, or (iii) becomes available to the receiving party on a non-confidential basis from a source other than the disclosing party or its agents, provided that such source is not bound by a confidentiality agreement with the disclosing party known to the receiving party. If the subject transaction contemplated are not consummated, each party will return or destroy all information so obtained. All parties further agree that they will consult with each other before issuing any press release or otherwise making any public statements with resect to the subject transactions contemplated in this agreement, and shall not issue any such press release or make any such public statement prior to such consultation or, after such consultation, if any party is not reasonably satisfied with the text of such release or statement.

         4. Exclusivity. In consideration of the time, expense, and effort which will be incurred by Continental in evaluating the subject transaction, neither Country Wide or its officers, directors or representatives will solicit or encourage offers from, or provide Confidential Material to any other party with respect to the sale of assets, stock or other interests in the businesses of Country Wide. Country Wide agrees to promptly notify Continental if it receives an unsolicited offer or solicitation of interest to buy assets, stock, or other interest in the business of Country
Wide.

         5. Conditions. Any obligations of the parties to consummate the Acquisition will be subject to, among other things, (a) the receipt of the unanimous approvals of the parties' respective
Boards of Directors, (b) confirmation by the parties' respective auditors that the transactions can be treated as a pooling of interests pursuant to generally accepted accounting principles under the Internal Revenue Code of 1986, as amended, (c) the receipt of all approvals from applicable regulatory agencies (d) the receipt of the respective approvals of Country Wide's and Continental's shareholders, (e) the receipt by Continental of the written resignations of all the members of the Board of Directors of Country Wide and its subsidiaries, (f) the assumption by Continental of the employment agreements of Timothy Lepper and Wayne N. Parry, (g) the normal warranties, representations and covenants that shall include (i) no material change in the financial condition of Country Wide and (ii) no issuances of equity or increases in debt above a to-be-negotiated threshold, and (h) the filing by Continental of a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") registering the Continental Common Shares to be issued in the Acquisition, as well as those Continental Common Shares underlying the Warrants, and its being declared effective by the SEC.

         6. Termination. If the parties are unable to agree on the terms and conditions of a definitive agreement of Acquisition by October 15, 1996, then this letter shall expire, and except as set forth in the following sentence, and subject to paragraphs 3 and 7 of this agreement, neither party shall have any further rights, duties or obligations hereunder; it is however agreed, that either party may request that the termination date be extended to October
30, 1996, any such request will not be unreasonably withheld.  If
Country Wide is offered during this period a transaction by another party that Country Wide believes is a more favorable transaction for its shareholders and the Board of Directors of Country Wide, in the exercise of its fiduciary duty, decides to proceed with the new party, Country Wide may terminate this letter by notifying
Continental in writing, reimbursing Continental for its out-of-pocket expenses in connection with the transactions and paying Continental a break-up fee of $1,000,000.

         7. No Oral Modifications. This agreement cannot be changed, modified, altered or amended in any way, other than in writing signed by all parties. This agreement supersedes any and all prior agreements, understandings and contracts between the parties, whether oral or written, including but not limited to those previously issued agreements issued by Continental and dated August
29, 1996, and August 14, 1996. In the event any dispute arises under the terms of this agreement, both parties agree to submit any such dispute or any claim arising hereunder to arbitration in the City of Atlanta, State of Georgia, under the applicable rules of the American Arbitration Association.

         If the foregoing meets with your approval, please return the enclosed counterpart signed where indicated and our accountants and other advisors will commence their due diligence investigation and our respective attorneys shall proceed to prepare a definitive purchase agreement. Except as set forth in paragraphs 3, 4 and 6, which shall be binding upon execution of this letter, this letter shall not constitute a binding legal commitment to close the subject transaction contemplated above until execution and delivery by the parties of a definitive agreement of Acquisition incorporating the terms hereof. We agree that this letter shall be governed by the laws of the State of Delaware.

         In further acknowledgment of our mutual concerns, please note that if we have not received a fully executed copy of this letter by 5:00 PM, Eastern Time, on September 10, 1996, we will consider our proposal to have been rejected and it will be deemed withdrawn without further notice or other action on our part.

                                                  Very truly yours,

                                                  CONTINENTAL AMERICAN
                                                  TRANSPORTATION, INC.

                                                  By: s/Timothy Holstein
                                                      Timothy Holstein
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer

ACKNOWLEDGED, APPROVED AND CONFIRMED:
COUNTRY WIDE TRANSPORT SERVICES, INC.

By: s/Timothy Lepper
         Timothy Lepper
         President and Chief
         Executive Officer
cat-CWTS.3

Exhibit No. 3.1
                            ARTICLES OF INCORPORATION

                                       OF

                    CONTINENTAL AMERICAN TRANSPORTATION, INC.

         The undersigned natural person of the age of eighteen years or more, acting as an Incorporator of a corporation under the Colorado Corporation Code, adopts the following Articles of Incorporation for such corporation:

                                        I

         The name and style of the Corporation is and shall be:

                    CONTINENTAL AMERICAN TRANSPORTATION, INC.

                                       II

         The term and period of the duration of the said Corporation shall be perpetual.

                                       III

         The purpose and objects for which said Corporation is formed and organized are as follows:

         1. To provide management and consulting services, including services related to financing, and operate business in, the medical, technology, health care resources, and other industries with the authority to undertake all activities related to said business.

         2. In connection with the foregoing, to engage in any similar business which, in the judgment of the Board of Directors, may be of use or advantage to the Corporation, including but not limited to formation of a broker-dealer and other subsidiaries.

         3. To acquire, construct, maintain, develop, improve, rent, use, mortgage and dispose of real property and interest and estates and rights therein.

         4. To guarantee, purchase or otherwise acquire, hold, sell, assign, transfer, mortgage, pledge or otherwise dispose of the shares of the capital stock, bonds, or other evidence of indebtedness created by other corporations, and while the holder of such stock, to exercise all of the rights and privileges of ownership, including the right to vote therein, to the same extent as a natural person might or could do.

         5. To enter into, make and perform contracts of every kind for any lawful purpose, without limit as to amount, with any person, firm, association or corporation, town, city, county, state, territory or government.

         6. To borrow money, to issue bonds, debentures or obligations, and to secure the same by mortgage, pledge, deed of trust or otherwise.

         7. To purchase, hold, sell and transfer the shares of its capital stock.

         8. To have one or more officers and to conduct any or all of its operations and business and to promote its objects within or without the State of Colorado, without restrictions as to place or amount.

         9. To do any or all of the things set forth as principal, agent, contractor, trustee or otherwise, alone or in company with others.

         10. To engage in and do any lawful action concerning any and all lawful business for which the Corporation may be organized under the laws of Colorado, now or hereinafter in effect.

                                       IV

         The aggregate number of shares and the amount of the total authorized capital of the said Corporation shall consist of 20,000,000 shares of no par value common stock plus 10,000,000 shares of $1.00 par value preferred stock in such series and with such rights as may be determined by the Board of Directors. All shares, when issued, will be fully paid and non-assessable, and the private property of stockholders shall not be liable for corporate debts.

         The Board may place restrictions and legends regarding
transfer and investment intent on any securities of the
Corporation.   The Corporation and its shareholders may enter into
Buy-Sell agreements, voting trusts, or other agreements concerning transfer or vote as of securities of the Corporation.

                                        V

         Cumulative voting of shares of the stock shall not be permitted or allowed.

                                       VI

         The following provision provides that shareholders have no pre-emptive right to acquire additional or treasury shares of the Corporation. No stockholder of this Corporation shall, because of his ownership of stock, have a pre-emptive or other right to purchase, subscribe for, or take any part of the notes, debentures, bonds, or other securities convertible into or carrying options or warrants to purchase stock of this Corporation authorized by these Articles of Incorporation or by Amended Articles of Incorporation duly filed or disposed of by this Corporation pursuant to resolution of its Board of Directors to such person and upon such terms as may such Board deem proper.

                                       VII

         The address of the initial registered office of the Corporation is and shall be 400 Sussex Building, 1430 Larimer
Square, Denver, Colorado 80202, and the name of the initial registered agent at said address is Mark A. Smith.

                                      VIII

         The corporate powers shall be exercised by a Board of Directors of not less than three directors, who may or may not be stockholders of this Corporation, and the following persons are hereby named to manage the affairs of the Corporation for the first year of its existence, and until their successors shall be elected:

     Name                                  Address

Mark A. Smith                         c/o 400 Sussex Building
                                      1430 Larimer Square
                                      Denver, Colorado 80202



         The number of directors of this corporation shall be fixed in accordance with the bylaws.

         The principal place of business of this corporation shall be as determined in the By-Laws. The Corporation may have such other offices within or without the State of Colorado as it deems proper for the carrying out of the business of the Corporation.

         The stock books and ledgers and other books and records required by the statutes of Colorado to be kept for inspection by stockholders or creditors shall be kept at the principal office of the Corporation in the State of Colorado.

         Meetings of the Board of Directors and of the shareholders may be held from time to time within or without the State of Colorado at such times and places as may be designated in the By-Laws or resolutions of the Board of Directors.

                                       IX

         The presence, in person or by proxy, of holders owning of record a majority of the shares of the Company Stock issued and outstanding entitled to vote shall constitute a quorum at any meeting of the Shareholders.

                                        X

         In furtherance and not in limitation of the powers hereinabove conferred, or conferred by the statutes and laws of the State of Colorado, the Board of Directors shall have the following powers:

         1. To make, alter, amend, or repeal the By-Laws for the Corporation.

         2. From time to time, to fix and determine, and to vary, the amount of working capital of this Corporation, to determine and direct the use and disposition thereof, to set apart out of any funds of the Corporation available for dividends from time to time out of any funds available therefor.

         3. To designate by resolution passed by a majority of the whole Board, an executive committee and such other committees as the Board shall deem desirable, each committee to consist of at least two members of the board, which committee or committees, to the extent provided in such resolution or in the By-Laws, shall have and may exercise the powers of the Board of Directors in the intervals between meeting of the Board, in the management of the business and affairs of the Corporation.

         4. The Board of Directors shall have power by unanimous vote to authorize, and cause to be executed, mortgages and liens upon all property of the Corporation or any part thereof and from time to time to sell, lease, exchange, pledge, assign, transfer, list or otherwise dispose of all of the property and assets of the Corporation, including the goodwill and corporate franchise, upon such terms and conditions and for such consideration as the Board of Directors may deem expedient and for the best interests of the Corporation; provided, that the sale, exchange, lease or disposal of all, or the principal part of the business assets, property or franchise shall be authorized or ratified by the affirmative vote of the holders of at least a majority of the capital stock then issued and outstanding (or of each class of stock if more than one class), such vote to be taken at a meeting of stockholders duly called for that purpose, as provided by the statutes of Colorado.

         5. To confer in its By-Laws, additional powers to its Board of Directors, in addition to the power and authority expressly conferred upon them by law and by virtue of these Articles of Incorporation.

                                       XI

         No contract or other transaction between the Corporation and one or more of its directors or any other corporation, firm, association, or entity in which one or more of its directors are directors or officers or are financially or otherwise interested shall in any way be affected or invalidated by such relationship.

Any director of the Corporation, individually, or any firm with which such director is affiliated may be a party to or may be financially or otherwise interested in any contract or transaction of the Corporation; provided, however, that the fact that he or such firm is so interested shall be disclosed or shall have been known to the Board of Directors of the Corporation, or a majority thereof, at or before the entering into such contract or transaction; and any director of the Corporation who is also a director or officer of such other corporation, or who is so interested in such other entity, amy be counted in determining the existence of a quorum at any meeting of the Board of Directors of the Corporation which shall authorize such contract or transaction, with like force and effect as if he were not such director or officer of such other corporation or not so interested in such other entity.

                                       XII

         The officers and directors of the Corporation shall be subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Corporation has expressed an interest as determined from time to time by the Corporation's Board of Directors as evidenced by resolutions appearing in the Corporation's minutebook, and as otherwise properly evidenced and provided for in contracts of employment or similar agreements between the Corporation and its executive officers. When such areas of interest are delineated, all such business opportunities within such areas of interest which come to the attention of the officers, directors and other members of management of the Corporation shall be disclosed promptly to the Corporation and made available to it. The Board of Directors may reject any business opportunity presented to it and thereafter, any officer, or director, or other member of management may avail himself of such opportunity. Until such time as the Corporation, through its Board of Directors has designated an area of interest, the officers, directors and other members of management of the Corporation shall be free to engage in such areas of interest on their own and the provisions hereof shall not limit the rights of any officer, director or other member of management of the Corporation to continue a business existing prior to the time that such area of interest is designated by the Corporation. This article shall not be construed to release any employee of the Corporation (other than an officer, director, or member of management) from any duties which he may have to the Corporation.

                                      XIII

         The Corporation shall indemnify any and all of its directors or officers or former directors or officers or any person who may have served at its requires as a director or officer of another corporation in which it owns shares of capital stock or of which it is a creditor, against expenses actually and necessarily incurred by them, in connection with the defense of any action, suit or proceeding in which they, or any of them, are made parties, or a party, by reason of being or having been directors or officers of the Corporation, or of such other corporation, except in relation to matters to which any such director or officer or former director or person shall be adjudged in such action, suit or proceeding to be liable for gross negligence or willful misconduct in the performance of duty. Such indemnification shall not be deemed exclusive of any other rights to which those indemnified may be entitled, under any By-Law; agreement, vote of shareholders or otherwise.

                                       XIV

         The Board of Directors of the Corporation may, from time to time, distribute to the Corporation's shareholders in partial liquidation, out of stated capital or capital surplus of the Corporation, a portion of its assets, in cash or properties, and if at the time the laws of Colorado so permit, purchase the Corporation's outstanding shares with stated capital or capital surplus of the Corporation, a portion of its assets, in cash or properties, and if at the time the laws of Colorado so permit, purchase the Corporation's outstanding shares with stated capital or capital surplus of the Corporation if (a) at the time the Corporation is solvent; (b) such distribution or purchase would not render the Corporation insolvent; (c) all cumulative dividends accrued on all preferred or special class of shares entitled to preferential dividends shall have been paid fully; (d) the distribution or purchase would not reduce the remaining net assets of the Corporation below the aggregate preferential amount payable in the event of voluntary liquidation to the holders of shares having preferential rights to the assets of the Corporation in the event of liquidation; (e) the distribution or purchase is not made out of capital surplus arising from unrealized appreciation of assets or re-evaluation or surplus; and (f) as regard to distribution, the distribution as identified as the distribution and partial liquidation,out of stated capital or capital surplus, and the source and amount per share paid from each source is disclosed to all of the shareholders of the Corporation concurrently with the distribution thereof.

                                       XV

         When, with respect to any option to be taken by shareholders of the corporation, the Colorado Corporation Code requires a vote or concurrence of the holders of two-thirds (2/3) of the outstanding shares entitled to vote thereon, or any class or series, such action may be taken by the vote or concurrence of a majority of such shares or class or series thereof.

                                       XVI

         The right is expressly reserved to amend, alter, change or repeal any provision or provisions contained in these Articles of Incorporation or any Article herein in any manner or respect now or hereafter permitted or provided by the corporation laws of the State of Colorado, and the rights of all officers, directors, and stockholders are expressly made subject to such reservation.

























art-inc.cat

Exhibit No. 3.2


                    CONTINENTAL AMERICAN TRANSPORTATION, INC.

                                     BYLAWS

                                    ARTICLE I

                                     OFFICES

     The principal office of the Continental American Transportation, Inc. (the "Corporation") shall be located in the State of Colorado. The Corporation may have such other offices or relocate its principal office either within or without the State of Colorado as the Board of Directors of the Corporation (the "Board") may designate as the business of the Corporation may require.

     The registered office of the Corporation in the Articles of Incorporation (the "Articles") need not be identical with the principal office in the State of Colorado.

                                   ARTICLE II

                                  SHAREHOLDERS

     Section 1. ANNUAL MEETING. The annual meeting of the shareholders shall be held each year on a date and at a time and place to be determined by resolution of the Board, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors shall not be held on the day designated for the annual meeting of the shareholders, or at any adjournment thereof, the Board shall cause the election to be held at a special meeting of the shareholders.

     Section 2. SPECIAL MEETINGS. Special meetings of the shareholders for any purpose, unless otherwise provided for by the statute, may, be called by the Chief Executive Officer, the Board or by the Chief Executive Officer at the request of the holders of not less than one half of all the shares of the Corporation entitled to vote at the meeting.

     Section 3. PLACE OF MEETING. The Board may designate any place, either within or without the State of Colorado, as the place of meeting for any annual or special meeting. If no designation is made, the place of meeting shall be the registered office of the Corporation in the State of Colorado.

     Section 4. NOTICE OF MEETING. Written notice, stating the place, day and hour of the meeting and, in case of special meeting, the purpose or purposes for which the meeting is called, shall be delivered as the laws of the State of Colorado shall provide.

     Section 5. FIXING OF RECORD DATE. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholder for any other proper purpose, the Board may fix in advance a date (the "Record Date") for any such determination of shareholders, which date shall not be more than 50 days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If no Record Date is fixed by the Board, the Record Date for any such purpose shall be ten days before the date of such meeting or action. The Record Date determined for the purpose of ascertaining the number of shareholders entitled to notice of or to vote at a meeting may may not be less than ten days prior to the meeting, the determination shall apply to any adjournment thereof.to the meeting, the determination shall apply to any adjournment thereof.

     Section 6. QUORUM. If less than a quorum of the outstanding shares as provided for in the Articles are represented at a meeting, such meeting may be adjourned without further notice for a period which shall not exceed 60 days. At such adjourned meeting, at which a quorum shall be present, any business may be transacted which might have been transacted at the original meeting. Once a quorum is present at a duly organized meeting, the shareholders present may continue to transact business until adjournment, notwithstanding any departures of shareholders during the meeting which leave less than a quorum.

     Section 7. VOTING OF SHARES. Each outstanding share entitled to vote shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders.

     Section 8. PROXIES. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. No proxy shall be valid after 11 months from the date of its execution, unless otherwise provided in the proxy. Proxies shall be in such form as shall be required by the information statement concerning such meeting.

     Section 9. VOTING OF SHARES BY CERTAIN HOLDERS. Shares standing in the name of another corporation may be voted by agent or proxy as the bylaws of such corporation may prescribe or, in the absence of such provision, as the Board of Directors of such corporation may determine as evidenced by a duly certified copy of either the bylaws or corporate resolution.

         Neither treasury shares nor shares held by another corporation, if the majority of the shares entitled to vote for the election of directors or such other corporation is held by the corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time.

          Shares held by an administrator, executor, guardian or conservator may be voted by such fiduciary, either in person or by proxy, without a transfer of such shares into the name of such fiduciary. Shares standing in the name of a trustee may be voted by such trustee, either in person or by proxy, but no trustee shall be entitled to vote share held by a trustee without a transfer of the shares into such trust.

     Shares standing in the name of a receiver may be voted by such receiver and shares held by or under the control of a receiver may be voted by such receiver, without the transfer thereof into the name of such receiver if authority to do so is contained in an appropriate order of the court by which the receiver was appointed.

     A shareholder whose shares are pledge shall be entitled to vote such shares until the shares have been transferred on the books of the corporation into the name of the pledgee, and thereafter the pledge shall be entitled to vote the shares so transferred.

     Section 10. ACTION BY CONSENT OF ALL SHAREHOLDERS. Any action required to be taken or which may be taken at a meeting of the shareholders may be taken without a meeting, if a consent in writing setting forth the action so taken shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof. Such written consent or consent shall be filed with the minutes of the corporation. Such action by written consent to all entitled to vote shall have the same force and effect as a unanimous vote of such shareholders.

     Section 11. INSPECTORS. The Board may, in advance of any meeting of shareholders, appoint one or more inspectors. Each inspector at such meeting shall act with strict impartiality and according to the best of his ability. The inspectors shall determine the number of shares represented at the meeting, the existence of a quorum, the validity and effect of proxies and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result of any such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the chairman of the meeting or any shareholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, request or matter determined by them and shall execute a certificate of any fact found by them. The inspectors shall do any other act that may be proper to insure fairness to all shareholders.


                                   ARTICLE III

                               BOARD OF DIRECTORS

     Section 1. GENERAL POWERS. The Board shall have the power to manage the business and affairs of the Corporation in such manner and as it sees fit. In addition to the powers and authorities expressly conferred upon by it, the Board may do all lawful acts which are not directed to be done by the shareholders by statute, by the Articles or by these Bylaws including but not limited to:

     (a) Select and remove all officers of the corporation; prescribe any powers and duties for them that are consistent with law; with the Articles of Incorporation, and with these bylaws; fix their compensation; and require from them security for faithful service.

     (b) Change the principal executive office or the principal business office in the State of Colorado from one location to another; cause the corporation to be qualified to do business in any other state, territory, dependency, or country and conduct business within or without the State of Colorado for the holding of any shareholders' meeting, or meetings, including annual meetings.

     (c) Adopt, make, and use a corporate seal; prescribe the forms of certificates of stock; and alter the form of the seal and certificate.

     (d) Authorize the issuance of shares of stock of the corporation on any lawful terms, in consideration of money paid, labor done, services actually rendered, debts or securities cancelled, or tangible or intangible property actually received.

     (e) Borrow money and incur indebtedness on behalf of the corporation, and cause to be executed and delivered for the corporation's purposes, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations, and other evidences of debt and securities.

     Section 2. NUMBER, TENURE AND QUALIFICATIONS. The number of directors of the Corporation shall be not less than one or more than thirteen. Each director shall hold office until a successor director has been elected and qualified, or until the death, resignation or removal of such director. Directors need not be residents of the State of Colorado or shareholders of the Corporation.

     Section 3. REGULAR MEETINGS. A regular meeting of the Board shall be held, without other notice than this Bylaw, immediately after and at the same place as the annual meeting of shareholders. The Board may provide, by resolution, the time and place, either within or without the State of Colorado, for the holding of additional regular meetings, without other notice than such resolution.

     Section 4. SPECIAL MEETINGS. Special meetings of the Board may be called by or at the request of the Chief Executive Officer or any two directors. The person or persons authorized to call special meetings of the Board may fix any place, either within or without meeting of the Board called by them.

     Section 5. NOTICE. Notice of any special meeting of the Board shall be given by telephone, telegraph or written notice sent by mail. Notice shall be delivered at least one day prior to the meeting (five days before the meeting if the meeting is held outside the State of Colorado) if given by telephone or telegram. If notice is given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Written notice shall be delivered personally or by mail to each director at such director's business or home address at least five days prior to the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed with postage thereon paid. Any director may waive notice of any meeting. The attendance of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened, shall constitute Waiver of Notice. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board need be specified in the notice or waiver of notice of such meeting.

     Section 6. QUORUM. A majority of the total membership of the Board shall constitute a quorum for the transaction of business at any meeting of the Board, but if a quorum shall not be present at any meeting or adjournment thereof, a majority of the directors present may adjourn the meeting without further notice.

     Section 7. ACTION BY CONSENT OF ALL DIRECTORS. Any action required to be taken, or which may be taken at a meeting of the Board may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the directors entitled to vote with respect to the subject matter thereof. Such written consent or consents shall be filed with the minutes of the Corporation. Such action by written consent of all entitled to vote shall have the same force and effect as a unanimous vote of such directors at a meeting of directors at which a quorum is present.

     Section 8. MANNER OF ACTING. The act of a majority of the directors present at a meeting at which a quorum is present shall be an act of the Board.

     The order of business at any regular or special meeting of the Board shall be:

         1.     Record of those present.
         2.     Secretary's proof of notice of meeting, if notice is not waived.
         3.     Reading and disposal of unapproved minutes, if any.
         4.     Reports of officers, if any.
         5.     Unfinished business, if any.
         6.     New Business.
         7.     Adjournment.

     Section 9. VACANCIES. Any vacancy occurring in the Board by reason of an increase in the number as specified in these Bylaws, or for any other reason, may be filled by the affirmative vote of a majority of the remaining directors, though less than a quorum of the Board may remain at the time such meeting considering filling such vacancies is held.

     Section 10. COMPENSATION. By resolution of the Board, the directors may be paid their expenses, if any, for attendance at each meeting of the Board and may be paid a fixed sum for attendance at each meeting of the Board and a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor or from receiving compensation for any extraordinary or unusual services as a director.

     Section 11. PRESUMPTION OF ASSENT. A director of the Corporation who is present at a meeting of the Board at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless the dissent of such director shall be entered in the minutes of the meeting, filed in writing with the person acting as the secretary of the meeting, before the adjournment thereof or forwarded by registered mail to the secretary of the Corporation immediately after the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

     Section 12. EXECUTIVE OR OTHER COMMITTEES. The Board, by resolution adopted by a majority of the entire Board, may designate among its members an executive committee and one or more other committees, each of which, to the extent provided in the resolution, shall have all of the authority of the Board, but no such committee shall have the authority of the Board in reference to amending the Articles of Incorporation, adopting a plan of merger or consolidation, recommending to the shareholders the sale, lease, exchange or other disposition of all or substantially all of the property and assets of the corporation otherwise than in the usual and regular course of its business, recommending to the shareholders a voluntary dissolution of the Corporation or a revocation thereof, or amending the Bylaws. The designation of such committees and the delegation thereto of authority shall not operate to relieve the Board, or any member thereof, of any responsibility imposed by law.

     Any action required to be taken, or which may be taken at a meeting of a committee designated in accordance with this Section of the Bylaws, may be taken without a meeting, if a consent in writing setting forth the action so taken shall be signed by all those entitled to vote with respect to the subject matter thereof. Such written consent or consents shall be filed with the minutes of the Corporation. Such action by written consent of all entitled to vote shall have the same force and effect as a unanimous vote of such persons.

     Section 13. RESIGNATION OF OFFICERS OR DIRECTORS. Any director or officer may resign at any time by submitting a resignation in writing (subject to the specific terms of any employment contract which has been approved by the Board). Such resignation takes effect from the time of its receipt by the Corporation unless a date or time is fixed in the resignation, in which case it will take effect from that time. Acceptance of the resignation shall not be required to make it effective.

                                   ARTICLE IV

                                    OFFICERS

     Section 1. NUMBER. The Officers of the Corporation shall be a Chief Executive Officer (CEO), a President, a Secretary and a Chief Financial Officer or Treasurer all of whom shall be executive officers and each of whom shall be elected by the Board.

     A Chairman of the Board, Chairman of the Board/Chief Executive Officer and one or more vice presidents shall be executive officers if the Board so determines by resolution. Such other officers and assistant officers, as may be deemed necessary, shall be designated administrative assistant officers and may be appointed and removed at the Chief Executive Officer decides. Any two or more offices may be held by the same person, except the offices of president and secretary.

     Section 2. ELECTION AND TERM OFFICE. The executive officers of the Corporation, to be elected by the Board, shall be elected annually by the Board at its first meeting held after each annual meeting of the shareholders or a t a convenient time soon thereafter. Each executive officer shall hold office until the resignation of such officer or a successor shall be duly elected and qualified, until the death of such executive officer, or until removal of such officer in the manner herein provided.

     Section 3. REMOVAL. Any officer or agent elected or appointed by the Board may be removed by the Board whenever, in its judgment, the best interest of the Corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person who is removed.

     Section 4. VACANCIES. A vacancy in any executive office because of death, resignation, removal, disqualification or otherwise may be filled by the Board for the unexpired portion of the term.

     Section 5. CHAIRMAN OF THE BOARD. If a Chairman of the Board (the "Chairman") shall be elected by the Board, the Chairman shall be, subject to the control of the Board, in general charge of the affairs of the Corporation and shall preside at all meetings of the shareholders and of the Board.

     Section 6. CHAIRMAN OF THE BOARD/CHIEF EXECUTIVE OFFICER. A Chairman of the Board may also be elected as Chief Executive Officer ("CEO") in which case such CEO shall perform the duties set forth by Board resolution.

     Section 7. THE PRESIDENT. In the absence of a CEO or in the event of the death or inability or refusal to act of the CEO, the president shall perform the duties of the CEO, and when so acting shall have all powers of and be subject to all the restrictions upon the CEO. The president may sign, with the other officers authorized by the Board, certificates for shares of the Corporation and shall perform such other duties as from time to time may be assigned to the president by the Board. The President shall be the Chief Operating Officer of the Corporation and shall direct all day-to-day business operations of the Corporation.

     Section 8. THE SECRETARY. Unless the Board otherwise directs, the secretary shall keep the minutes of the shareholders' and directors' meetings in one or more books provided for that purpose. The secretary shall also see that all notices are duly given in accordance with the law and of the corporate records and the seal of the Corporation, affix the seal or direct its affixing to all documents, the execution of which on behalf of the Corporation is duly authorized; keep a list of the address of each shareholder; sign with the president or a vice president certificates for shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board; have charge of the stock transfer books of the Corporation and perform all duties incident to the office of the secretary and such other duties as may be assigned by the president or by the Board.

     Section 9. CHIEF FINANCIAL OFFICER OR TREASURER. If required by the Board, the Chief Financial Officer or Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board shall determine. The Chief Financial Officer or Treasurer shall have charge and custody of and be responsible for all funds and securities of the Corporation, receive and give receipts for monies due and payable to the Corporation from any source whatsoever, deposit all such monies in the name of the Corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of the Bylaws and perform all the duties as from time to time may be assigned by the president or the Board.

     Section 10. ASSISTANT OFFICERS. The Board may elect (or delegate to the Chairman or to the president the right to appoint) such other officers and agents as may be necessary or desirable for the business of the Corporation. Such other officers shall include one or more assistant secretaries and treasurers who shall have the power and authority to act in place of the officer to whom they are elected or appointed as an assistant in the event of the officer's inability or unavailability to act in his official capacity. The assistant secretary or secretaries, when authorized by the president, may sign with the president or a vice-president certificates for shares of the Corporation which are issued pursuant to a resolution of the Board. The assistant treasurer or treasurers shall, if required by the Board, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board shall determine. The assistant secretaries and assistant treasurers, in general, shall perform such duties as shall be assigned to them by the secretary or the treasurer, respectively, or by the president.

     Section 11. SALARIES. The salaries of the executive officers shall be fixed by the Board and no officer shall be prevented from receiving such salary by reason of the fact that such officer is also a director of the Corporation. The salaries of the administrative assistant officers shall be fixed by the president.

                                    ARTICLE V

                           CERTIFICATE FOR SECURITIES
                               AND THEIR TRANSFER

     Section 1. CERTIFICATES FOR SECURITIES. Certificates representing securities of the Corporation (the "Securities") shall be determined by the Board. To be effective such certificates for Securities (the "Certificate") shall be signed by the Chief Executive Officer or the President and the Secretary or an Assistant Secretary of the Corporation.

     A Certificate signed or impressed with the facsimile signature of an officer, who ceases by death, resignation or otherwise to be an officer of the Corporation before the Certificate is delivered by the Corporation, is valid as though signed by a duly elected, qualified and authorized officer, provided that such Certificate is countersigned by the signature of the transfer agent or facsimile signature of the transfer agent of the corporation and registered.

     All Certificates shall be consecutively numbered or otherwise identified. Certificates shall state the jurisdiction in which the Corporation is organized, the name of the person to whom the Securities are issued, the designation of the series, if any, and the par value of each share represented by the Certificate, or a statement that the shares are without par value. The name and address of the person to whom the Securities represented thereby are issued, the number of Securities, and ate of issue, shall be entered on the Security transfer books of the Corporation. All Certificates surrendered to the Corporation for transfer shall be cancelled, except that, in case of a lost, destroyed or mutilated Certificate, a new one may be issued therefor upon such terms and indemnity to the Corporation as the Board may prescribe.

     Section 2. TRANSFER OF SECURITIES. Transfer of Securities shall be made only on the security transfer books of the Corporation by the holder of record thereof, by the legal representative of the holder who shall furnish proper evidence of authority to transfer, or by an attorney authorized by a power of attorney which was duly executed and filed with the secretary of the Corporation and a surrender for cancellation of the certificate for such shares. The person in whose name Securities stand on the books of the Corporation shall be deemed by the Corporation to be the owner thereof for all purposes.

                                   ARTICLE VI

                                BOOKS AND RECORDS

     Section 1. MAINTENANCE AND INSPECTION OF ARTICLES AND BYLAWS. The corporation shall keep at its principal executive office, or if its principal executive office is not in the State of Colorado, at its principal business office in this state, the original or a copy of the articles and bylaws as amended to date, which shall be open to inspection by the shareholders at all reasonable times during office hours. If the principal executive office of the corporation is outside the State of Colorado and the corporation has no principal business office in this state, the Secretary shall, upon the written request of any shareholder, furnish to that shareholder a copy of the articles and bylaws as amended to date.

     Section 2. MAINTENANCE AND INSPECTION OF OTHER CORPORATE RECORDS. The accounting books and records and minutes of proceedings of the shareholders and the board of directors and any committee or committees of the board of directors shall be kept at such place or places designated by the board of directors, or, in the absence of such designation, the principal executive office of the corporation. The minutes shall be kept in written form and the accounting books and records shall be kept in either written form or in any other form capable of being converted into written form. The minutes and accounting books and records shall be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any reasonable time during usual business hours, for a purpose reasonably related to the holder's interests as a shareholder or as the holder of a voting trust certificate. The inspection may be made in person or by an agent or attorney, and shall include the right to copy and make extracts. These rights of inspection shall extend to the records of each subsidiary corporation of the corporation.

     Section 3. INSPECTION BY DIRECTORS. Every director shall have the absolute right at any reasonable time to inspect all books, records, and documents of every kind and the physical properties of the corporation and each of its subsidiary corporations. This inspection by a director may be made in person or by an agent or attorney and the right of inspection includes the right to copy and make extracts of documents.

     Section 4. FINANCIAL STATEMENTS. A copy of any annual financial statement and any income statement of the corporation for each quarterly period of each fiscal year, and any accompanying balance sheet of the corporation shall be kept on file in the principal executive office of the corporation for twelve (12) months and each such statement shall be exhibited at all reasonable times to any shareholder demanding an examination of any such statement or a copy shall be mailed to any such shareholder.

     If a shareholder or shareholders holding at least five percent (5%) of the outstanding shares of any class of stock of the corporation make a written request to the corporation for an income statement of the corporation for the three-month, six-month or nine-month period of the then current fiscal year ended more than thirty (30) days before the date of the request, and a balance sheet of the corporation as of the end of that period, the treasurer shall cause that statement to be prepared, if not already prepared, and shall deliver personally or mail that statement or statements to the person making the request within (30) days after the receipt of the request. If the corporation has not sent to the shareholder its annual report for the last fiscal year, this report shall likewise be delivered or mailed to the shareholder or shareholders within
(30) days after the request.

     The corporation shall also, on the written request of any shareholder, mail to the shareholder a copy of the last annual, semi-annual, or quarterly income statement which it has prepared, and a balance sheet as of the end of that period.

     The quarterly income statement and balance sheets referred to in this section shall be accompanied by the report, if any, of any independent accountant engaged by the corporation or the certificate of an authorized officer of the corporation that the financial statements were prepared without audit from the books and records of the corporation.

                                   ARTICLE VII

                                   FISCAL YEAR

     The fiscal year of the Corporation shall be determined by the resolution of the Board.

                                  ARTICLE VIII

                                    DIVIDENDS

     The Board may declare, and the Corporation may pay in case, stock or other property, dividends on its outstanding shares in the manner and upon the terms and conditions provided by laws and its Articles.

                                   ARTICLE IX

                                      SEAL

     The Board shall provide a corporate seal, circular in form, having inscribed thereon the corporate name, the state of incorporation and the word "Seal". The seal on Securities, any corporate obligation to pay money or any other document may be by facsimile, or engraved embossed or printed.

                                    ARTICLE X

                                WAIVER OF NOTICE

     Whenever any notice is required to be given to any shareholder or director of the Corporation under the provisions of these Bylaws or under the provisions of the Articles or under the provisions of the applicable laws of the State of Colorado, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before, at or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                                   ARTICLE XI

                                   AMENDMENTS

     These Bylaws may be altered, amended, repealed or replaced by new bylaws by the Board at any regular or special meeting of the Board.

                                   ARTICLE XII

                          UNIFORMITY OF INTERPRETATION
                                AND SEVERABILITY

     These Bylaws shall be so interpreted and construed as to conform to the Articles and the statues of the State of Colorado or of any other state in which conformity may become necessary by reason of the qualification of the
Corporation to do business in such foreign state, and where conflict between these Bylaws and such foreign state, and where conflict between these Bylaws and the articles or a statue has arisen or shall arise, the Bylaws shall be considered to be modified to the extent, but only to the extent, conformity shall require. If any Bylaw provision or its application shall be deemed invalid by reason of the said nonconformity, the remainder of the bylaws shall remain operable in that the provisions set forth in the Bylaws are severable.









catbylaw

 Exhibit 10.1


                          INVESTMENT ADVISOR AGREEMENT

         THIS INVESTMENT ADVISOR AGREEMENT (the "Agreement") made this 15 day of September, 1995 by and between CONTINENTAL AMERICAN TRANSPORTATION, INC., a Colorado corporation, having its principal offices located at 1822 Spruce Street, Philadelphia, Pennsylvania ("Continental") and EXPLORER FINANCIAL SERVICES, INC., a Delaware corporation, having its principal offices located at 1822 Spruce Street, Philadelphia, Pennsylvania 19103 ("Explorer")

                              B A C K G R O U N D:

         WHEREAS, Continental desires to identify sources of capital in order to fund its operations and acquisition candidates in the transportation industry; and

         WHEREAS, Explorer has the resources and knowledge of sources of potential funding that may provide Continental with the capital with which to fund its operations and the resources to identify potential acquisition candidates.

         NOW, THEREFORE, in consideration of the mutual covenants and promises made by each party to the other, it is agreed:

         1. Appointment of Agent. Continental hereby appoints Explorer its non-exclusive agent to seek and identify potential sources of capital as well as potential acquisition candidates in the transportation industry.

         By this appointment, Explorer hereby acknowledges and agrees to conduct its activities under this Agreement as follows:

                  (a) Explorer shall identify potential sources of capital and potential acquisition candidates and shall be authorized to make contact with such entities on behalf of Continental;

                  (b) Explorer is authorized to negotiate capital funding proposals on behalf of Continental as well as negotiate the general terms and conditions that would govern any acquisition of assets or stock of, or any merger with and into, any potential acquisition candidate and to deliver any such proposals as soon as practicable to Continental;

                  (c) to the extent permitted by law, Explorer shall utilize its best efforts to keep confidential its appointment as agent for Continental as well as all of its activities under this
Agreement: Explorer hereby further agrees to utilize its best efforts to obtain nondisclosure agreements from all potential capital-funding sources and potential acquisition candidates.

                  (d) Explorer hereby acknowledges and agrees that Continental shall have the full right and authority, in its sole and absolute discretion, to reject any potential capital-funding proposals and/or any acquisition proposals received from any entity through Explorer at any time, without any necessity whatsoever to give any reasons therefor. In the event Continental does, in fact, reject any such proposals or terminate any such negotiations, both parties agree that neither shall have any claims against the other, at law or equity, which shall include but not be limited to any claims for compensation under this Agreement or otherwise.

         3. Compensation. Continental hereby agrees to pay Explorer a fee equal to Two (2%) Percent of (a) the amount of any capital furnished to Continental by any entity whose proposal was provided by Explorer and (b) the value of any transaction concluded by Continental which would include any acquisition of stock or assets of an entity, or any merger with an entity introduced by Explorer. Explorer shall only be deemed to have earned its fee upon the completion and closing of (a) any financing procured by Explorer and any transaction or series of transactions resulting in the acquisition of stock or assets of, or a merger with an entity initially introduced by Explorer. Continental agrees to pay
Explorer its fee at the time of the completion and closing of any such transactions. Notwithstanding any termination of this Agreement as provided below, Continental hereby agrees to pay
Explorer the fee described herein for the services identified above in the event of a closing or closings of such transactions occuring at any time within two (2) years of any such termination.

         4. Term. Subject to any earlier termination, the term of this Agreement shall commence upon the date hereof and shall terminate on the second anniversary of the date hereof. Either party may terminate this Agreement upon thirty (30) days written notice to the other party at any time during the term hereof.

         5. Notices. All notices required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been duly given: (i) two (2) hours after delivered personally to the party to be notified; or (ii) three (3) business days after deposited in the U.S. mail, postage paid via registered or certified mail, return receipt requested. Notices to the Continental shall be addressed to its president at its principal executive office and to Explorer to its president at its principal executive office, or to such other addresses as either party may designate upon at least ten days' notice to the other party.

If to Continental:               Continental American Transportation, Inc.
                                 1822 Spruce Street
                                 Philadelphia, Pennsylvania 19103
                                 Attention:  Timothy Holstein, President
                                                     Chief Executive Officer

If to Explorer:                  Explorer Financial Services, Inc.
                                 1822 Spruce Street
                                 Philadelphia, Pennsylvania 19103
                                 Attention:  Christopher Bailey, President

         6. Governing Law. This Agreement shall be constructed by and enforced in accordance with the laws of the State of Colorado.

         7. Entire Agreement. This Agreement contains the entire understanding and agreement between the parties. There are no other agreements, conditions or representations, oral or written, express or implied, with regard thereto. This Agreement may be amended only in writing signed by both parties.

         8. Non-Waiver. A delay or failure by either party to exercise a right under this Agreement, or a partial or single exercise of that right, shall not constitute a waiver of that or any other right.

         9. Headings. Headings in this Agreement are for convenience only and shall not be used to interpret or construe its provisions.

         10. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same agreement.

         11. Binding Effect. The provisions of this Agreement shall be binding upon the parties, their successors and assigns.

         12. Severability. If any provisions of this Agreement, or the application thereof to any person or circumstance shall be deemed or held to be invalid, illegal or unenforceable to any extent, the remainder of this Agreement shall not be affected and the application of such affected provisions shall be enforced to the greatest extent possible under law.

         IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement to be effective as of the day and year first written above.

CONTINENTAL AMERICAN TRANSPORTATION, INC.


By   s/ Timothy Holstein
         Timothy Holstein

EXPLORER FINANCIAL SERVICES, INC.


By   s/Christopher Bailey
         Christopher Bailey, President






catinvad.efs

                             FINDER'S FEE AGREEMENT

         THIS AGREEMENT, dated as of this 16th day of October, 1995, by and between Continental American Transportation, Inc., a Colorado corporation, having its principal offices located at 1822 Spruce Street, Philadelphia, Pennsylvania 19103, ("Continental") and
Knobloch Bay Cove Trust, a corporation organized under the laws of the Country of Switzerland, and having an address at Splugenstrasse
10 CH 8002, Switzerland ("Knobloch").

                                R E C I T A L S :

         WHEREAS, Continental desires to identify potential acquisitions for its transportation business and to enlist the assistance of Knobloch as a finder to provide it with acquisition candidates; and

         WHEREAS, Knobloch, through its contacts in the United States has the ability to assist Continental in identifying and introducing transportation companies in the United States to Continental as potential acquisition candidates; and

         WHEREAS, Continental and Knobloch desire to set forth in this agreement all of the terms and conditions that shall govern their agreement including, but not limited to setting forth the compensation that Continental will pay Knobloch in the event it purchases or acquires an acquisition candidate introduced to it by Knobloch.

         NOW, THEREFORE, in consideration of the mutual promises made by each party to the other, it is agreed:

         1. Appointment of Knobloch. Continental hereby authorizes Knobloch to seek out potential acquisition candidates for its transportation business in the United States; upon the identification by Knobloch of any potential acquisition candidate, it shall furnish the name of such acquisition to Continental;
thereafter, Continental shall, in its sole and absolute discretion, proceed to contact the responsible officers of such potential acquisition candidate in order to communicate its desire to investigate such entity as a potential acquisition candidate:
Knobloch hereby acknowledges and agrees that it shall have no further contact or any discussion with any such introduced potential acquisition candidate unless permitted to do so by Continental. Knobloch hereby further acknowledges and agrees that Continental may, at any time following the intoduction of a potential acquisition candidate by Knobloch, decide, in its sole and absolute discretion, to determine that such potential acquisition candidate is not suitable for its transportation business and may terminate any contacts or agreements it may have with such proposed acquisition candidate.

         2. Independent Contractor. Continental and Knobloch hereby agree that Knobloch shall be an independent contractor for all purposes under this Agreement and that accordingly, Knobloch shall pay all of its own taxes, assessments or other impositions that may be incurred, assessed or imposed at any time during the term of this Agreement and that Continental shall not be responsible or liable for any such taxes, assessments or impositions at any time.

         3. Non-Exclusive Authorization. Knobloch hereby acknowledges that the authority given to it by Continental under the terms of this Agreement is non-exclusive in nature and that Continental may, in its sole and absolute discretion, at any time during the term of this Agreement, hire, employ, authorize or otherwise engage other parties to identify potential acquisition candidates for it in the transportation business in the United States without incurring any liability of any nature whatsoever under any term or provision of this Agreement.

         4. Compensation. Continental agrees that in the event it acquires a potential acquisition candidate identified by Knobloch at any time during the term of this Agreement and continuing for a period of one (1) year after any termination hereof, it shall pay to Knobloch a finder's fee equal to the following:

         5% of the 1st $1,000,000 of the value of the transaction;
         4% of the 2nd $1,000,000 of the value of the transaction;
         3% of the 3rd $1,000,000 of the value of the transaction;
         2% of the 4th $1,000,000 of the value of the transaction, and; 1% of the value of the transaction in excess of $5,000,000

         In addition to the foregoing, and at the sole and absolute discretion of Continental, Continental may pay some or all of Knobloch's expenses and costs incurred during the period prior to the completion of any acquisition of a potential acquisition candidate it introduced under the terms of this Agreement.

         For purposes of this Agreement, the aforementioned finder's fee shall be payable in the event Continental acquires a potential acquisition candidate through a purchase transaction that shall include an exchange of securities or merger with such entity.

         The finder's fee payable hereunder shall only be deemed earned and payable upon the closing of the transactions pursuant to which the potential acquisition candidate is acquired by Continental.

         5. Indemnification. The parties hereto agree to indemnify each other from and against any liability of any nature whatsoever arising out of or in connection with any activities undertaken by either of them pursuant to the terms of this Agreement which have been unauthorized by the other party.

         6. Governing Law. This Agreement shall in all respects be interpreted, construed and governed by and in accordance with the internal substantive laws of the State of Colorado disregarding principles of conflict of laws and the like.


         7. Entire Agreement/Severability. This Agreement represents the entire agreement between the parties hereto and supersedes any and all prior understandings, contracts and agreements, whether oral or written.  All of the schedules annexed hereto are
incorporated into this Agreement by reference and form a part hereof.  Each section, subsection and lesser section of this
Agreement constitutes a separate and distinct undertaking, covenant
and/or provision hereof.   In the event that  any provision of this
Agreement shall finally be determined to be unlawful, such provision shall be deemed severed from this Agreement, but every other provision of this Agreement shall retain in full force and effect.

         8. Headings. The headings in this Agreement are intended solely for convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

         9. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which shall constitute the same agreement.

         10.      Notices.

         All notices provided or required to be given by one party to the other herein shall be deemed efficient if sent by first-class, postage prepaid, registered air mail, and addressed as follows:

To Coninental:                              Mr. Timothy Holstein
                                            President
                                            1822 Spruce Street
                                            Philadelphia, Pennsylvania 19103

To Knobloch:                                Knobloch Bay Cove Trust
                                            Splugenstrasse 10 CH 8002
                                            Switzerland

         10. Assignment. Knoblock agrees that it shall not assign any of its rights under this Agreement, which are deemed to be particular and special to it, without the prior written consent of Continental.

         IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first set forth above.


                                             ONTINENTAL AMERICAN
                                             TRANSPORTATION, INC.


                                             By:  s/Timothy Holstein
                                                  Timothy Holstein
                                                  President

                                              KNOBLOCH BAY COVE TRUST


                                              By:   s/Herbert Bailey
                                                    Herbert Bailey
                                                    Trustee, Director






























finders.kno

Exhibit 10.3


                              EMPLOYMENT AGREEMENT

         AGREEMENT made as of the 15th day of June, 1996, by and between Brian Henninger, residing at 275 Saddlebrook Drive, Calhoun, Georgia 30701 (hereinafter referred to as the "Employee") and Continental American Transportation, Inc., a Colorado corporation with principal offices located at 495 Lovers Lane Road, Calhoun, Georgia 30701 (hereinafter referred to as the "Company).

                              W I T N E S S E T H :

         WHEREAS, the Company is engaged in the nationwide transportation industry primarily serving the carpet manufacturing sector in the southeastern region of the United States;

         WHEREAS, Employee is currently serving as the Secretary, Vice President-Finance of the Company and the Company desires to retain the services of the Employee in such capacity as a valuable member of the Company's management team; and

         WHEREAS, the Employee desires to continue in his present employment with the Company as Secretary, Vice President-Finance and to enter into this Agreement for such purposes, superseding all prior agreements between the Company, its subsidiaries and/or predecessors and Employee.

         NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:

                                    ARTICLE I

                                   EMPLOYMENT

         Subject to and upon the terms and conditions of this Agreement, the Company hereby employs and agrees to continue the employment of the Employee, and the Employee hereby accepts such continued employment in his capacity as Secretary, Vice President-Finance. In this capacity, Employee will report to the Company's Board of Directors.

                                   ARTICLE II

                                     DUTIES

         (A) The Employee shall, during the term of his employment with the Company, and subject to the direction and control of the Company's Board of Directors, perform such duties and functions related to the position of Secretary, Vice President-Finance as he may be called upon to perform by the Company's Board of Directors during the term of this Agreement.

         (B) The Employee agrees to devote all of his business time and best efforts to the performance of his duties for the Company and to render such services for any subsidiary corporations of the Company or Parent.

         (C) The Employee shall perform, in conjunction with the Company's Senior Management, to the best of his ability the following services and duties for the Company and its subsidiary corporations (by way of example, and not by way of limitation):

                  (i) Those duties attendent to the position with the Company for which he is hired;

                  (ii)   Corporate development;

                  (iii) Formulation of the Company's business plans and implementation of such plans subject to the direction of the Board of Directors.

                  (iv) Promotion of the relationships of the Company and its subsidiary corporations with their respective employees, customers, suppliers and others in the business community.

         (D) Employee shall be based at the Company's headquarters located in Calhoun, Georgia, and shall undertake such occasional travel, within or without the United States as is or may be reasonably necessary in the interests of the Company.

                                   ARTICLE III

                                  COMPENSATION

         (A) Commencing with the commencement date hereof, the Company shall pay to Employee a salary at the rate of $78,000 for the first twelve (12) months of this Agreement; $104,000 for the second twelve (12) months of this Agreement, and; $130,000 for the last twelve (12) months of this Agreement (the "Base Salary"). These salary payments shall be payable in such installments as are utilized by the Company to pay its senior management personnel and shall be payable as above stated as long as this Agreement is in effect.

         (B) Employee shall be entitled to receive a bonus (the "Bonus") during each year of this Agreement as determined by the Company's Board of Directors.

         (C) Employee is hereby granted non-qualified stock options to purchase 36,000 shares of the Company's Common Stock (the "Stock
Options") at any time during the term of this Agreement (the
"Exercise Period"); the Employee shall exercise his right to purchase the Common Shares, in whole or in part at any time during the Exercise Period, by giving written notice of exercise to the

Company, specifying the number of Common Shares to be purchased and accompanied by payment therefor; the Employee shall pay an amount equal to the closing bid price of a Common Share as quoted on the applicable exchange where the Common Shares are then listed for trading as of the close of business on the day immediatley preceding the date of exercise, less a 20% discount, not to exceed $2.25, in order to exercise each Stock Option to purchase one Common Share. For all purposes hereunder, the Stock Options shall be deemed fully vested for the account of the Employee as of the date hereof.

         (D) Employee shall be entitled to receive reimbursement for all his expenses incurred during the course of his performance of his duties under this Agreement upon the delivery to the Company of receipts for any such expenses, provided, however, that such expenses qualify as a deduction by the business from income under the Internal Revenue Code of 1986, as amended.

         (E) The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

                                   ARTICLE IV

                                    BENEFITS

         (A) Employee Benefit Plans. During the term hereof, the Company shall continue to cause the Employee and his family to participate in the Company's existing medical/health plan, disability plan and life insurance plan without any requirement for Employee contribution or payroll deduction, the level of which benefits shall not be reduced by the Company during the term hereof. In addition, and notwithstanding any participation in any group life insurance plan to which Employee is entitled to participate hereunder, the Company shall provide to Employee life insurance in an amount equal to twice Employee's Base Salary hereunder or that amount of life insurance that may be available to the Employee by virtue of any future adoption of a key-man life insurance program-policy, whichever policy provides Employee the higher amount of insurance.

         (B) Relocation Expense Allowance. The Company recognizes that Employee currently owns a home in Lawrenceville, New Jersey and agrees to assist Employee to relocate his family to Calhoun, Georgia. The Company shall provide to Employee an interest-free loan in the amount of $30,000 which Employee shall use as a downpayment on a residence in the Calhoun, Georgia environs. The Company agrees that as long as this Agreement is in full force and effect it shall forgive one-third of this loan amount following the end of each of the three (3) years of this Agreement. In addition, the Company shall make arrangements with a relocation company, i.e., Remax, at its sole cost and expense, to sell Employee's current residence in Lawrenceville, New Jersey, and shall pay all of Employee's mortggage payments, taxes and expenses of maintaining his Lawrenceville, New Jersey residence until it is sold. In addition, the Company shall pay to Employee a relocation expense payment for the purchase of new appliances for installation in his future Georgia residence in an amount up to $5,000. The Company shall provide the Employee with moving services and transportation necessary to relocate Employee's personal and household property from New Jersey to Employee's future Georgia residence.

         (C) For each year of the term hereof, Employee shall be entitled to two weeks paid vacation.


                                    ARTICLE V

                                 NON-DISCLOSURE

         The Employee shall not, at any time during or after the termination of his employment hereunder except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, proposed and current services and pricing, and any information relating to the Company's business (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Employee or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Company or the Company's business plans. The Employee acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. The foregoing is intended to be confirmatory of the common law of the State of New Jersey relating to trade secrets and confidential information.

                                   ARTICLE VI

                              RESTRICTIVE COVENANT

         (A) In the event of the voluntary termination of employment with the Company or Employee's discharge in accordance with Article
IX paragraph (C), Employee agrees that he will not, for a period of two years following such termination, nor during the term of this Agreement, directly or indirectly enter into or become associated with or engage in any other business (whether as a partner, officer, director, shareholder, employee, consultant, or otherwise), which business is primarily involved in the transportation industry serving the distribution needs of carpet manufacturers located in the southeastern region of the United
States, either alone or in association with others.

         (B) If any court shall hold that the duration of non-competition or any other restriction contained in this paragraph is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or in the alternative such judicially substituted term may be substituted therefor.

                                   ARTICLE VII

                                      TERM

         This Agreement shall be for a term commencing on the first date set forth above and terminating June 14, 1999 (the "Initial Term") subject, however to extension and/or renewal at the option of the Company and the Employee (a "Renewal Term(s)"), unless sooner terminated pursuant to the terms hereof.

                                  ARTICLE VIII

                             DISABILITY DURING TERM

         In the event that the Employee becomes totally disabled so that he is unable or prevented from performing any one or all of his usual duties hereunder for a period of four (4) consecutive months then, and in that event, the Company shall continue to compensate him and he shall receive his Base Salary as provided under Article III of this Agreement for such four consecutive month period commencing from the date of such total disability and continuing during the applicable period: the aforesaid obligations of the Company shall not extend beyond the Initial Term or beyond any Renewal Term of this Agreement. The obligation of the Company to make the aforesaid payments shall be modified and reduced and the Company shall receive a credit for all disability insurance payments which Employee may receive or to which he may become entitled.

                                   ARTICLE IX

                                   TERMINATION

         The Company may terminate this Agreement:

         (A) Upon the death of Employee during the term hereof, except that the Employee's legal representatives, successors, assigns and heirs shall have those rights and interests as otherwise provided in this Agreement.

         (B) Subject to the terms of Article VIII herein, upon written notice from the Company to the Employee, if Employee becomes totally disabled and as a result of such total disability, has been prevented from and unable to perform all of his duties hereunder for a consecutive period of four (4) months.

         (C) If the Employee engaged in fraud, misappropriation of Company funds or gross negligence in the performance of his duties.

         (D) If the Company undergoes a change of control or other reorganization and the Company's successor refuses or fails to assume all of the responsibilities of the Company under this Agreement, then upon thirty days written notice to the Employee, the Company may terminate this Agreement, provided, however, the Company shall pay to the Employee the severance benefits set forth in Article XIX below.

                                    ARTICLE X

                         TERMINATION OF PRIOR AGREEMENTS

         This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements between the parties, whether oral or written, without prejudice to Employee's right to all accrued compensation prior to the effective date of this Agreement.

                                   ARTICLE XI

                                   ARBITRATION

         Any dispute arising out of the interpretation, application and/or performance of this Agreement with the sole exception of any claim, breach or violation arising under Articles V or VI hereof shall be settled through final and binding arbitration before a single arbitrator in the City of Atlanta, the State of Georgia in accordance with the rules of the American Arbitration Association. The arbitrator shall be selected by the Association and shall be an attorney at law experienced in the field of employment law. Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

                                   ARTICLE XII

                                  SEVERABILITY

         If any provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                  ARTICLE XIII

                                     NOTICE

         All notices required to be given under the terms of this Agreement shall be in writing and shall be deemed to have been duly given only if delivered to the addressee in person or mailed by certified mail, return receipt requested, to the address as included in the Company's records or to any other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph.


                                   ARTICLE XIV

                                     BENEFIT

         This Agreement shall inure to, and shall be binding upon, the parties hereto, the successors and assigns of the Company, and the heirs and personal representatives of the Employee.

                                   ARTICLE XV

                                     WAIVER

         The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                   ARTICLE XVI

                                  GOVERNING LAW

         This Agreement has been negotiated and executed in the State of Georgia, and that State's law shall govern its construction and validity.


                                  ARTICLE XVII

                                  JURISDICTION

         Any or all actions or proceedings which may be brought by the Company or Employee under this Agreement shall be brought in courts having a situs within the State of Georgia and Employee hereby consents to the jurisdiction of any local, state or federal court located within the State of Georgia.

                                  ARTICLE XVIII

                                ENTIRE AGREEMENT


         This Agreement contains the entire agreement between the parties hereto. No change, addition or amendment shall be made hereto, except by written agreement signed by the parties hereto.


                                   ARTICLE XIX

                               SEVERANCE BENEFITS


         In the event that (a) this Agreement is not renewed by the Company upon the expiration of its initial or any renewed term(s) hereof, or (b) the Company terminates this Agreement for reasons other than those set forth in Article IX, paragraph (A) (B) or (C), or (c) the Company undergoes a change of control or other reorganization and the Company's successor refuses or fails to assume all of the responsibilities of the Company under this Agreement, upon any such termination of Employee's employment as a result thereof, the Company shall provide the following severance benefits to the Employee:

         1. The Company shall pay to the Employee a severance payment in an amount equal to the greater of (i) the aggregate amount of the Employee's Base Salary that would be payable to the Employee through the initial or any renewed term of this Agreement, or (ii) the aggregate of Employee's Base Salary for each month that the Employee was subject to the provisions of this Agreement during the initial and any renewed term(s) hereof;

         2. To the extent permissible under applicable laws, the Company shall maintain its medical/health coverage for the benefit of the Employee and his family for a period of four (4) months following termination of employment for those reasons identified in this Article XIX.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

                                              COMPANY:
                                              CONTINENTAL AMERICAN
                                              TRANSPORTATION, INC.


                                               By:   s/Timothy Holstein
                                                     Timothy Holstein
                                                     President & Chief
                                                     Executive Officer


                                                     EMPLOYEE:

                                                     s/Brian Henninger
                                                      Brian Henninger





























emplagr2.hen

Exhibit No. 10.4


                              EMPLOYMENT AGREEMENT



         AGREEMENT made as of the 1st day of September, 1996, by and between Timothy Holstein, residing at 175 Hammond Road, Calhoun, Georgia 30701 (hereinafter referred to as either "Employee" or "Holstein") and Continental American Transportation, Inc., a Colorado corporation, having its principal offices located at 495 Lovers Lane Road, Calhoun, Georgia 30701 (hereinafter referred to as the "Company).


                              W I T N E S S E T H :


         WHEREAS, the Company is engaged in the nationwide transportation industry primarily serving the carpet manufacturing sector in the southeastern region of the United States;

         WHEREAS, Employee is currently serving as the President and Chief Executive Officer of the Company and the Company desires to retain the services of the Employee in such capacity as a valuable member of the Company's management team; and

         WHEREAS, the Employee desires to continue in his present employment with the Company as President and Chief Executive
Officer and to enter into this Agreement for such purposes, superseding all prior agreements between the Company, its subsidiaries and/or predecessors and Employee.

         NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:

                                    ARTICLE I

                                   EMPLOYMENT

         Subject to and upon the terms and conditions of this Agreement, the Company hereby employs and agrees to continue the employment of Holstein, and Holstein hereby accepts such continued employment in his capacity as President and Chief Executive Officer. In this capacity, Holstein will report to the Board of Directors.

                                   ARTICLE II

                                     DUTIES

         (A) Holstein shall, during the term of his employment with the Company, and subject to the direction and control of the Company's Board of Directors, perform such duties and functions related to this position as he may be called upon to perform by the Company's Board of Directors during the term of this Agreement.

         (B) Holstein agrees to devote all of his business time and best efforts to the performance of his duties for the Company and to render such services for any subsidiary corporations of the Company or Parent.

         (C) Holstein shall perform, in conjunction with the Company's Senior Management, to the best of his ability the following services and duties for the Company and its subsidiary corporations
(by way of example, and not by way of limitation):

                  (i) Those duties attendent to the position with the Company for which he is hired;

                  (ii)   Corporate development;

                  (iii) Formulation of the Company's business plans and implementation of such plans subject to the direction of the Board of Directors.

                  (iv) Promotion of the relationships of the Company and its subsidiary corporations with their respective employees, customers, suppliers and others in the business community.

         (D) Holstein shall be based at the Company's headquarters in Calhoun, Georgia, and shall undertake such occasional travel, within or without the United States as is or may be reasonably necessary in the interests of the Company.

                                   ARTICLE III

                                  COMPENSATION

         (A) Commencing with the commencement date hereof, the Company shall pay to Holstein a salary at the rate of $200,000 per annum, until September 1, 1997; $250,000 per annum, until September 1,
1998, and; $300,000 per annum, until September 1, 1999, thereafter, provided, however, that this Agreement shall then be in effect, which annual salaries shall be payable in equal weekly installments or pursuant to such regular pay periods adopted by the Company (the
"Base Salary").

         (B) Holstein shall be entitled to receive a bonus (the "Bonus") during each year of this Agreement, determined as follows:
The amount to be paid as a Bonus shall be determined as of each September 1th during the term hereof based upon the fiscal year end and shall be equal to five percent (5%) of the first $1,000,000, upon reaching $1,000,000 and six percent (6%) of the next $500,000, upon reaching $1,500,000 and seven percent (7%) after $1,500,000, of all the pre-tax profits of the Company as determined by the Company's then independent auditors no later than 90 days following the end of the Company's fiscal year and giving effect to and including revenues received by the Company during the fiscal year excluding any expense deduction attributed to any bonus paid to any other executive officer which bonus is predicated on operating results of the Company (the "Pre-Tax Profit"). Such determination, for Bonus purposes only, shall be made in accordance with generally accepted accounting principles, consistently applied.

         (C) Employee shall be entitled to receive reimbursement for all his expenses incurred during the course of his performance of his duties under this Agreement upon the delivery to the Company of receipts for any such expenses, provided, however, that such expenses qualify as a deduction by the business from income under the Internal Revenue Code of 1986, as amended.

         (D) The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.


                                   ARTICLE IV

                                    BENEFITS

         (A) During the term hereof, (i) Holstein and his dependents shall participate in the current medical, disability, life insurance and other employee benefit plans the Company now maintains or which it may adopt in the future; (ii) Holstein shall be reimbursed by the Company upon presentation of appropriate vouchers for all business expenses incurred by Holstein on behalf of the Company, and; (iii) the Company shall provide Holstein with an automobile suitable for his position and reimburse reasonable automobile expenses including repairs, maintenance, gasoline charges, mobile phone, etc. via receipted expense reports.

         (B) In the event the Company wishes to obtain Key Man life insurance on the life of Holstein, Holstein agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

         (C) The Company will obtain and maintain during the full term hereof and at its sole cost and expense a policy of life insurance on the life of Holstein in the face amount of $1,000,000 payable to a beneficiary named and designated by Holstein. Upon the conclusion of this Agreement, all right, title and interest in the policy shall be transferred to Holstein, and Holstein shall be responsible for any premiums due after such transfer. Upon either the termination of the policy or transfer of the policy to Holstein, the Company shall be entitled to the percentage of the cash surrender value of the policy as attributed to the payments made by the Company on Holstein's behalf.

         (D) For each year of the term hereof, Holstein shall be entitled to two weeks paid vacation.

                                    ARTICLE V

                                 NON-DISCLOSURE

         Holstein shall not, at any time during or after the termination of his employment hereunder except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, proposed and current services and pricing, and any information relating to the Company's business (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to Holstein or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Company or the Company's business plans. Holstein acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company.

                                   ARTICLE VI

                              RESTRICTIVE COVENANT

         (A) In the event of the voluntary termination of employment with the Company or Employee's discharge in accordance with Article
IX paragraph (C), Employee agrees that he will not, for a period of two years following such termination, nor during the term of this Agreement, directly or indirectly enter into or become associated with or engage in any other business (whether as a partner, officer, director, shareholder, employee, consultant, or otherwise), which business is primarily involved in the transportation industry serving the distribution needs of carpet manufacturers located in the southeastern region of the United
States, either alone or in association with others.

         (B) If any court shall hold that the duration of non-competition or any other restriction contained in this paragraph is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or in the alternative such judicially substituted term may be substituted therefor.

                                   ARTICLE VII

                                      TERM

         This Agreement shall be for a term commencing on the first date set forth above and terminate 5:00 PM, August 31, 1999, unless sooner terminated pursuant to the terms hereof.

                                  ARTICLE VIII

                             DISABILITY DURING TERM

         In the event that Holstein becomes totally disabled so that he is unable or prevented from performing any one or all of his usual duties hereunder for a period of four (4) consecutive months then, and in that event, the Company shall continue to compensate him and he shall receive his Base Salary as provided under Article III of this Agreement until the expiration of the term of this Agreement.
The aforesaid obligations of the Company shall not extend beyond the term of this Agreement. The obligation of the Company to make the aforesaid payments shall be modified and reduced and the Company shall receive a credit for all disability insurance payments which Holstein may receive or to which he may become entitled; and provided further that the payments herein provided shall not extend beyond the term of this Agreement.

                                   ARTICLE IX

                                   TERMINATION

         The Company may terminate this Agreement:

         (A) Upon the death of Holstein during the term hereof, except that Holstein's legal representatives, successors, assigns and heirs shall have those rights and interests as otherwise provided in this Agreement, including the right to receive accrued by unpaid bonus compensation, if any.


         (B) Subject to the terms of Article VIII herein, upon written notice from the Company to Holstein, if Holstein becomes totally disabled and as a result of such total disability, has been prevented from and unable to perform all of his duties hereunder for a consecutive period of four (4) months.

         (C) If Holstein engaged in fraud, misappropriation of Company funds or gross negligence in the performance of his duties.

                                    ARTICLE X

                         TERMINATION OF PRIOR AGREEMENTS

         This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements between the parties, whether oral or written, without prejudice to Holstein's right to all accrued compensation prior to the effective date of this Agreement.

                                   ARTICLE XI

                                   ARBITRATION

         Any dispute arising out of the interpretation, application and/or performance of this Agreement with the sole exception of any claim, breach or violation arising under Articles V or VI hereof shall be settled through final and binding arbitration before a single arbitrator in the City of Atlanta, the State of Georgia in accordance with the rules of the American Arbitration Association. The arbitrator shall be selected by the Association and shall be an attorney at law experienced in the field of employment law. Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

                                   ARTICLE XII

                                  SEVERABILITY

         If any provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                  ARTICLE XIII

                                     NOTICE

         All notices required to be given under the terms of this Agreement shall be in writing and shall be deemed to have been duly given only if delivered to the addressee in person or mailed by certified mail, return receipt requested, to the address as included in the Company's records or to any other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph.

                                   ARTICLE XIV

                                     BENEFIT

         This Agreement shall inure to, and shall be binding upon, the parties hereto, the successors and assigns of the Company, and the heirs and personal representatives of Holstein.


                                   ARTICLE XV

                                     WAIVER

         The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                   ARTICLE XVI

                                  GOVERNING LAW

         This Agreement has been negotiated and executed in the State of Georgia, and Georgia law shall govern its construction and validity.

                                  ARTICLE XVII

                                  JURISDICTION

         Any or all actions or proceedings which may be brought by the Company or Holstein under this Agreement, except for Articles V and VI above, shall be resolved by arbitration in the City of Atlanta, State of Georgia pursuant to Article XI above and Holstein hereby consents to the jurisdiction of such arbitration process; any disputes arising under Article V or VI hereof may be resolved by a proceeding brought by either party in either the State or Federal Courts of the State of Georgia, to which jurisdiction(s) the parties hereby expressly consent.

                                  ARTICLE XVIII

                             SEVERANCE COMPENSATION

         The Company's Board of Directors has determined that it is appropriate to reinforce and encourage the continued attention and dedication of members of the Company's management, including
Holstein, to their assigned duties without distraction in potentially disturbing circumstances arising from the possibility of a change in control of the Company.

         This Agreement sets forth the severance compensation which the Company agrees it will pay to Holstein if Holstein's employment with the Company terminates under one of the circumstances described herein following a Change in Control of the Company (as defined herein). The terms of this Article XVIII shall supersede any other provision of this Agreement after a Change in Control as defined below.

         1. Term. This Article XVIII shall terminate, except to the extent that any obligation of the Company hereunder remains unpaid as of such time, upon the occurrence of the earliest of the following events: (i) the termination of this Agreement including any renewal period, if a Change in Control of the Company has not occurred within such three-year period; (ii) the termination of Holstein's employment with the Company based on death, Disability
(as defined in Section 3(b)), Retirement (as defined in Section
3(c)) or Cause (as defined in Section 3(d)) or by Holstein other than for Good Reason (as defined in Section 3(e)); or (iii) one year from the date of a Change in Control of the Company if Holstein has not terminated his employment for Good Reason as of such time.

         2. Change in Control. No compensation shall be payable under this Article XVIII unless and until (a) there shall have been an involuntary Change in Control of the Company, while Holstein is still an employee of the Company and (b) Holstein's employment by the Company thereafter shall have been terminated in accordance with Section 3. For purposes of this Agreement, a Change in Control of the Company shall be deemed to have occurred if (i) there shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common
Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (ii) the stockholders of the Company approved any plan or proposal for the liquidation or dissolution of the Company, or (iii) any person (as such term is used in Sections
13(d) and 13(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 20% or more of the Company's outstanding Common Stock, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

         3.       Termination Following Change in Control.

                  (a) If a Change in Control of the Company shall have occurred while Holstein is still an employee of the Company, Holstein shall be entitled to the compensation provided in Section
4 upon the subsequent termination of Holstein's employment with the Company by Holstein or by the Company unless such termination is as a result of (i) Holstein's death; (ii) Holstein's disability (as defined in Section 3(b) below); (iii) Holstein's Retirement (as defined in Section 3(c) below); (iv) Holstein's termination by the Company for Cause (as defined in Section 3(d) below); or (v)
Holstein's decision to terminate employment other than for Good
Reason (as defined in Section 3(e) below).

                  (b) Disability. If, as a result of Holstein's incapacity due to physical or mental illness, Holstein shall have been absent from his duties with the Company on a full-time basis for four months and within 30 days after written notice of termination is thereafter given by the Company Holstein shall not have returned to the full-time performance of Holstein's duties, the Company may terminate this Agreement for "Disability", except, however, and notwithstanding the Company's termination of this Agreement, the Company shall remain obligated to pay to Employee his Base Salary throughout the remaining Term or any renewal term of this Agreement: this provision shall survive any termination of this Agreement.

                  (c)      Retirement.  The term "Retirement" as used in this
Article XVIII shall mean termination by the Company or Holstein of Holstein's employment based on Holstein's having reached age 65 or such other age as shall have been fixed in any arrangement established with Holstein's consent with respect to the Executive.

                  (d) Cause. the Company may terminate Holstein's employment for Cause. For purposes of this Agreement only, the Company shall have "Cause" to terminate Holstein's employment hereunder only on the basis of fraud, misappropriation or embezzlement on the part of Holstein. Notwithstanding the foregoing, Holstein shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Holstein a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Company's Board of Directors at a meeting of the Board called and held for the purpose (after reasonable notice to Holstein and an opportunity for Holstein, together with Holstein's counsel, to be heard before the Board), finding that in the good faith opinion of the Board Holstein was guilty of conduct set forth in the second sentence of this Section 3(d) and specifying the particulars thereof in detail.

                  (e) Good Reason. Holstein may terminate Holstein's employment for Good Reason at any time during the term of this Agreement. For purposes of this Agreement "Good Reason" shall mean any of the following (without Holstein's express written consent):

                           (i)    the assignment to Holstein by the Company of
duties inconsistent with Holstein's position, duties, responsibilities and status with the Company immediately prior to a Change in Control of the Company, or a change in Holstein's titles or offices as in effect immediately prior to a Change in Control of the Company, or any removal of Holstein from or any failure to reelect Holstein to any of such position, except in connection with the termination of his employment for Disability, Retirement or Cause or as a result of Holstein's death or by Holstein other than for Good Reason;

                           (ii)   a reduction by the Company in Holstein's base
salary as in effect on the date hereof or as the same may be increased from time to time during the term of this Agreement or by the Company's failure to increase (within 12 months of Holstein's last increase in base salary) Holstein's base salary after a Change in Control of the Company in an amount which at least equals, on a percentage basis, the average percentage increase in base salary for all officers of the Company effected in the preceding 12 months;

                           (iii)  any failure by the Company to continue in
effect any benefit plan or arrangement (including, without limitation, the Company's life insurance and medical, dental, accident and disability plans) in which Holstein is participating at the time of a Change in Control of the Company (or any other plans providing Holstein with substantially similar benefits)
(hereinafter referred to as "Benefit Plans"), or the taking of any action by the Company which would adversely affect Holstein's participation in or materially reduce Holstein's benefits under any such Benefit Plan or deprive Holstein of any material fringe benefit enjoyed by Holstein at the time of a Change in Control of the Company;

                           (iv)   any failure by the Company to continue in
effect any incentive plan or arrangement (including, without limitation, bonus and contingent bonus arrangements and credits and the right to receive performance awards and similar incentive compensation benefits) in which Holstein is participating at the time of a Change in Control of the Company (or any other plans or arrangements providing him with substantially similar benefits)
(hereinafter referred to as "Incentive Plans") or the taking of any action by the Company which would adversely affect Holstein's participation in any such Incentive Plan or reduce Holstein's benefits under any such Incentive Plan, expressed as a percentage of his base salary, by more than 10 percentage points in any fiscal year as compared to the immediately preceding fiscal year;

                           (v)    any failure by the Company to continue in
effect any plan or arrangement to receive securities of the Company (including, without limitation, the Company's Incentive Plan, and any other plan or arrangement to receive and exercise stock options, stock appreciation rights, restricted stock or grants thereof) in which Holstein is participating at the time of a Change in Control of the Company (or plans or arrangements providing him with substantially similar benefits) (hereinafter referred to as "Securities Plans") or the taking of any action by the Company which would adversely affect Holstein's participation in or materially reduce Holstein's benefits under any such Securities
Plan;

                           (vi)   a relocation of the Company's principal
executive offices to a location outside of the Atlanta or Calhoun, Georgia regions, or Holstein's relocation to any place other than the location at which Holstein performed Holstein's duties prior to a Change in Control of the Company, except for required travel by Holstein on the Company's business to an extent substantially consistent with Holstein's business travel obligations at the time of a Change in Control of the Company;

                           (vii)  any failure by the Company to provide
Holstein with the number of paid vacation days to which Holstein is entitled at the time of a Change in Control of the Company;

                           (viii) any material breach by the Company of any
provision of this Agreement;

                           (ix)   any failure by the Company to obtain the
assumption of this Agreement by any successor or assign of the Company; or

                           (x)    any purported termination of Holstein's
employment which is not effected pursuant to a Notice of Termination satisfying the requirements of Section 3(f), and for purposes of this Agreement, no such purported termination shall be effective.

                  (f) Notice of Termination. Any termination by the Company pursuant to Section 3(b), 3(c) or 3(d) shall be communicated by a Notice of Termination. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate those specific termination provisions in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Holstein's employment under the provision so indicated. For purposes of this Agreement, no such purported termination by the Company shall be effective without such Notice of Termination.

                  (g) Date of Termination. "Date of Termination" shall mean (a) if this Agreement is terminated by the Company for Disability, 30 days after Notice of Termination is given to Holstein (provided that Holstein shall not have returned to the performance of Holstein's duties on a full-time basis during such 30-day period) or (b) if Holstein's employment is terminated by the Company for any other reason, the date on which a Notice of Termination is given; provided that if within 30 days after any Notice of Termination is given to Holstein by the Company Holstein notifies the Company that a dispute exists concerning the termination, the Date of Termination shall be the date the dispute is finally determined, whether by mutual agreement by the parties or upon final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

                  4.       Severance Compensation upon Termination of
                           Employment.

         If the Company shall terminate Holstein's employment other than pursuant to Section 3(b), 3(c) or 3(d) or if Holstein shall terminate his employment for Good Reason, then the Company shall:

                           (i)    pay to Holstein as severance pay in a lump
sum, in cash, on the fifth day following the Date of Termination, an amount equal to three times the aggregate annual compensation, including Base Salary and Bonus, paid to Holstein during the fiscal year preceding the Change in Control of the Company by the Company and any of its subsidiaries subject to United States income taxes;
provided, however, that if the lump sum severance payment under this Section 4, either alone or together with other payments which Holstein has the right to receive from the Company, would constitute a "parachute payment" (as defined in Section 280G of the Internal Revenue Code of 1954, as amended (the "Code")), such lump sum severance payment shall be reduced to the largest amount as will result in no portion of the lump sum severance payment under this Section 4 being subject to the excise tax imposed by Section
4999 of the Code. The determination of any reduction in the lump sum severance payment under this Section 4 pursuant to the foregoing proviso shall be made by Holstein in good faith, and such determination shall be conclusive and binding on the Company; and

                           (ii)   within ten days following the Date of
Termination, shall cause Holstein to be relieved of any and all personal guarantees of Company obligations, and fully pay all outstanding loans and other obligations of the Company to the Executive. If, for any reason, the Company fails to comply with its obligations under this subparagraph, Holstein shall have the option, at his sole discretion, to convert up to the principal amount of such Notes to shares of the Company's Common Stock at the rate of $2.50 per share; provided, that the conversion of all or a portion of any outstanding loans by Holstein shall not relieve the

Company of any of its obligations arising under this subparagraph including the obligations to repay any unconverted loans and relieve Holstein of any personal guarantees.

                  5. No Obligation to Mitigate Damages; No Effect on Other Contractual Rights.

                  (a) Holstein shall not be required to mitigate damages or the amount of any payment provided for under this Article XVIII by seeking other employment or otherwise, nor shall the amount of any payment provided for under this Article XVIII be reduced by any compensation earned by Holstein as the result of employment by another employer after the Date of Termination, or otherwise.

                  (b) The provisions of this Article XVIII, and any payment provided for hereunder, shall not reduce any amounts otherwise payable, or in any way diminish Holstein's existing rights, or rights which would accrue solely as a result of the passage of time, under any Benefit Plan, Incentive Plan or Securities Plan, employment agreement or other contract, plan or arrangement.

                  6.       Successor to the Company.

                  (a) The Company will require any successor or assignee (whether direct or indirect, by purchase, merger, consolidation or otherwise) of all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to Holstein, expressly, absolutely and unconditionally to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place.
Any failure of the Company to obtain such agreement prior to the effectiveness of any such succession or assignment shall be a material breach of this Agreement and shall entitle Holstein to terminate Holstein's employment for Good Reason. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor or assign to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 6 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law. If at any time during the term of this Agreement Holstein is employed by any corporation a majority of the voting securities of which is then owned by the Company, "Company" as used in Sections 3 and 4 hereof shall in addition include such employer. In such event, the Company agrees that it shall pay or shall cause such employer to pay any amounts owed to Holstein pursuant to Section 4 hereof.

                  (b) This Agreement shall inure to the benefit of and be enforceable by Holstein's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Holstein should die while any amounts are still payable to him hereunder, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Holstein's devisee, legatee, or other designee or, if there be no such designee, to Holstein's estate.

                  7. Legal Fees and Expenses. The Company shall pay all legal fees and expenses which Holstein may incur as a result of the Company's contesting the validity, enforceability or Holstein's interpretation of, or determinations under, this Article XVIII.

                                   ARTICLE XIX

                                ENTIRE AGREEMENT

         This Agreement contains the entire agreement between the parties hereto. No change, addition or amendment shall be made hereto, except by written agreement signed by the parties hereto.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

(Corporate Seal)               THE COMPANY

                               CONTINENTAL AMERICAN
                               TRANSPORTATION, INC.


                               By:   s/Erik L. Bailey
                                    Erik L. Bailey, Vice President
                                    and Chief Financial Officer


                               EMPLOYEE: President and
                                         Chief Executive Officer


                                      s/Timothy Holstein
                                      Timothy Holstein















emplagr.tim

Exhibit No. 10.5


                              EMPLOYMENT AGREEMENT



         AGREEMENT made as of the 1st day of September, 1996, by and between Erik L. Bailey, residing at 1039 Legacy Walk, Woodstock, Georgia 30189 (hereinafter referred to as either "Employee" or "Bailey") and Continental American Transportation, Inc., a Colorado corporation, having its principal offices located at 495 Lovers
Lane Road, Calhoun, Georgia 30701 (hereinafter referred to as the
"Company).


                              W I T N E S S E T H :


         WHEREAS, the Company is engaged in the nationwide transportation industry primarily serving the carpet manufacturing sector in the southeastern region of the United States;

         WHEREAS, Employee is currently serving as the Vice President and Chief Financial Officer of the Company and the Company desires to retain the services of the Employee in such capacity as a valuable member of the Company's management team; and

         WHEREAS, the Employee desires to continue in his present employment with the Company as Vice President and Chief Financial
Officer and to enter into this Agreement for such purposes, superseding all prior agreements between the Company, its subsidiaries and/or predecessors and Employee.

         NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:

                                    ARTICLE I

                                   EMPLOYMENT

         Subject to and upon the terms and conditions of this Agreement, the Company hereby employs and agrees to continue the employment of Bailey, and Bailey hereby accepts such continued employment in his capacity as Vice President and Chief Financial Officer. In this capacity, Bailey will report to the Board of Directors.

                                   ARTICLE II

                                     DUTIES

         (A) Bailey shall, during the term of his employment with the Company, and subject to the direction and control of the Company's
Board of Directors, perform such duties and functions related to this position as he may be called upon to perform by the Company's
Board of Directors during the term of this Agreement.

         (B) Bailey agrees to devote all of his business time and best efforts to the performance of his duties for the Company and to render such services for any subsidiary corporations of the Company or Parent.

         (C) Bailey shall perform, in conjunction with the Company's Senior Management, to the best of his ability the following services and duties for the Company and its subsidiary corporations
(by way of example, and not by way of limitation):

                  (i) Those duties attendent to the position with the Company for which he is hired;

                  (ii)   Corporate development;

                  (iii) Formulation of the Company's business plans and implementation of such plans subject to the direction of the Board of Directors.

                  (iv) Promotion of the relationships of the Company and its subsidiary corporations with their respective employees, customers, suppliers and others in the business community.

         (D) Bailey shall be based at the Company's headquarters in Calhoun, Georgia, and shall undertake such occasional travel, within or without the United States as is or may be reasonably necessary in the interests of the Company.

                                   ARTICLE III

                                  COMPENSATION

         (A) Commencing with the commencement date hereof, the Company shall pay to Bailey a salary at the rate of $104,000 per annum, until June 30, 1997; $130,000 per annum, until June 30, 1998, and;
$156,000 per annum, until June 30, 1999, thereafter, provided, however, that this Agreement shall then be in effect, which annual salaries shall be payable in equal weekly installments or pursuant to such regular pay periods adopted by the Company (the "Base
Salary").

         (B) Bailey shall be entitled to receive a bonus (the "Bonus") during each year of this Agreement, determined as follows: The amount to be paid as a Bonus shall be determined as of each June
30th during the term hereof based upon the fiscal year end and shall be equal to five percent (5%) of the first $1,000,000, upon reaching $1,000,000 and six percent (6%) of the next $500,000, upon reaching $1,500,000 and seven percent (7%) after $1,500,000, of all the pre-tax profits of the Company as determined by the Company's then independent auditors no later than 90 days following the end of the Company's fiscal year and giving effect to and including revenues received by the Company during the fiscal year excluding any expense deduction attributed to any bonus paid to any other executive officer which bonus is predicated on operating results of the Company (the "Pre-Tax Profit"). Such determination, for Bonus purposes only, shall be made in accordance with generally accepted accounting principles, consistently applied.

         (C) Employee shall be entitled to receive reimbursement for all his expenses incurred during the course of his performance of his duties under this Agreement upon the delivery to the Company of receipts for any such expenses, provided, however, that such expenses qualify as a deduction by the business from income under the Internal Revenue Code of 1986, as amended.

         (D) The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

                                   ARTICLE IV

                                    BENEFITS

         (A) During the term hereof, (i) Bailey and his dependents shall participate in the current medical, disability, life insurance and other employee benefit plans the Company now maintains or which it may adopt in the future; (ii) Bailey shall be reimbursed by the Company upon presentation of appropriate vouchers for all business expenses incurred by Bailey on behalf of the Company, and; (iii) the Company shall provide Bailey with an automobile suitable for his position and reimburse reasonable automobile expenses including repairs, maintenance, gasoline charges, mobile phone, etc. via receipted expense reports.

         (B) In the event the Company wishes to obtain Key Man life insurance on the life of Bailey, Bailey agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

         (C) The Company will obtain and maintain during the full term hereof and at its sole cost and expense a policy of life insurance on the life of Bailey in the face amount of $1,000,000 payable to a beneficiary named and designated by Bailey. Upon the conclusion of this Agreement, all right, title and interest in the policy shall be transferred to Bailey, and Bailey shall be responsible for any premiums due after such transfer. Upon either the termination of the policy or transfer of the policy to Bailey, the Company shall be entitled to the percentage of the cash surrender value of the policy as attributed to the payments made by the Company on Bailey's behalf.

         (D) For each year of the term hereof, Bailey shall be entitled to two weeks paid vacation.

                                    ARTICLE V

                                 NON-DISCLOSURE

         Bailey shall not, at any time during or after the termination of his employment hereunder except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, proposed and current services and pricing, and any information relating to the Company's business (collectively referred to as the "Proprietary
Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to Bailey or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Company or the Company's business plans. Bailey acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company.

                                   ARTICLE VI

                              RESTRICTIVE COVENANT

         (A) In the event of the voluntary termination of employment with the Company or Employee's discharge in accordance with Article
IX paragraph (C), Employee agrees that he will not, for a period of two years following such termination, nor during the term of this Agreement, directly or indirectly enter into or become associated with or engage in any other business (whether as a partner, officer, director, shareholder, employee, consultant, or otherwise), which business is primarily involved in the transportation industry serving the distribution needs of carpet manufacturers located in the southeastern region of the United
States, either alone or in association with others.

         (B) If any court shall hold that the duration of non-competition or any other restriction contained in this paragraph is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or in the alternative such judicially substituted term may be substituted therefor.

                                   ARTICLE VII

                                      TERM

         This Agreement shall be for a term commencing on the first date set forth above and terminate 5:00 PM, August 31, 1999, unless sooner terminated pursuant to the terms hereof.




                                  ARTICLE VIII

                             DISABILITY DURING TERM

         In the event that Bailey becomes totally disabled so that he is unable or prevented from performing any one or all of his usual duties hereunder for a period of four (4) consecutive months then, and in that event, the Company shall continue to compensate him and he shall receive his Base Salary as provided under Article III of this Agreement until the expiration of the term of this Agreement. The aforesaid obligations of the Company shall not extend beyond the term of this Agreement. The obligation of the Company to make the aforesaid payments shall be modified and reduced and the Company shall receive a credit for all disability insurance payments which Bailey may receive or to which he may become entitled; and provided further that the payments herein provided shall not extend beyond the term of this Agreement.


                                   ARTICLE IX

                                   TERMINATION

         The Company may terminate this Agreement:

         (A) Upon the death of Bailey during the term hereof, except that Bailey's legal representatives, successors, assigns and heirs shall have those rights and interests as otherwise provided in this Agreement, including the right to receive accrued by unpaid bonus compensation, if any.

         (B) Subject to the terms of Article VIII herein, upon written notice from the Company to Bailey, if Bailey becomes totally disabled and as a result of such total disability, has been prevented from and unable to perform all of his duties hereunder for a consecutive period of four (4) months.

         (C) If Bailey engaged in fraud, misappropriation of Company funds or gross negligence in the performance of his duties.

                                    ARTICLE X

                         TERMINATION OF PRIOR AGREEMENTS

         This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements between the parties, whether oral or written, without prejudice to Bailey's right to all accrued compensation prior to the effective date of this Agreement.


                                   ARTICLE XI

                                   ARBITRATION

         Any dispute arising out of the interpretation, application and/or performance of this Agreement with the sole exception of any claim, breach or violation arising under Articles V or VI hereof shall be settled through final and binding arbitration before a single arbitrator in the City of Atlanta, the State of Georgia in accordance with the rules of the American Arbitration Association. The arbitrator shall be selected by the Association and shall be an attorney at law experienced in the field of employment law. Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

                                   ARTICLE XII

                                  SEVERABILITY

         If any provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                  ARTICLE XIII

                                     NOTICE

         All notices required to be given under the terms of this Agreement shall be in writing and shall be deemed to have been duly given only if delivered to the addressee in person or mailed by certified mail, return receipt requested, to the address as included in the Company's records or to any other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph.

                                   ARTICLE XIV

                                     BENEFIT

         This Agreement shall inure to, and shall be binding upon, the parties hereto, the successors and assigns of the Company, and the heirs and personal representatives of Bailey.

                                   ARTICLE XV

                                     WAIVER

         The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                   ARTICLE XVI

                                  GOVERNING LAW

         This Agreement has been negotiated and executed in the State of Georgia, and Georgia law shall govern its construction and validity.

                                  ARTICLE XVII

                                  JURISDICTION

         Any or all actions or proceedings which may be brought by the Company or Bailey under this Agreement, except for Articles V and VI above, shall be resolved by arbitration in the City of Atlanta, State of Georgia pursuant to Article XI above and Bailey hereby consents to the jurisdiction of such arbitration process; any disputes arising under Article V or VI hereof may be resolved by a proceeding brought by either party in either the State or Federal Courts of the State of Georgia, to which jurisdiction(s) the parties hereby expressly consent.

                                  ARTICLE XVIII

                             SEVERANCE COMPENSATION

         The Company's Board of Directors has determined that it is appropriate to reinforce and encourage the continued attention and dedication of members of the Company's management, including Bailey, to their assigned duties without distraction in potentially disturbing circumstances arising from the possibility of a change in control of the Company.

         This Agreement sets forth the severance compensation which the Company agrees it will pay to Bailey if Bailey's employment with the Company terminates under one of the circumstances described herein following a Change in Control of the Company (as defined herein). The terms of this Article XVIII shall supersede any other provision of this Agreement after a Change in Control as defined below.

         1. Term. This Article XVIII shall terminate, except to the extent that any obligation of the Company hereunder remains unpaid as of such time, upon the occurrence of the earliest of the following events: (i) the termination of this Agreement including any renewal period, if a Change in Control of the Company has not occurred within such three-year period; (ii) the termination of Bailey's employment with the Company based on death, Disability (as defined in Section 3(b)), Retirement (as defined in Section 3(c)) or Cause (as defined in Section 3(d)) or by Bailey other than for Good Reason (as defined in Section 3(e)); or (iii) one year from the date of a Change in Control of the Company if Bailey has not terminated his employment for Good Reason as of such time.

         2. Change in Control. No compensation shall be payable under this Article XVIII unless and until (a) there shall have been an involuntary Change in Control of the Company, while Bailey is still an employee of the Company and (b) Bailey's employment by the Company thereafter shall have been terminated in accordance with
Section 3. For purposes of this Agreement, a Change in Control of the Company shall be deemed to have occurred if (i) there shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (ii) the stockholders of the Company approved any plan or proposal for the liquidation or dissolution of the Company, or (iii) any person
(as such term is used in Sections 13(d) and 13(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 20% or more of the Company's outstanding Common Stock, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

         3.       Termination Following Change in Control.

                  (a) If a Change in Control of the Company shall have occurred while Bailey is still an employee of the Company, Bailey shall be entitled to the compensation provided in Section 4 upon the subsequent termination of Bailey's employment with the Company by Bailey or by the Company unless such termination is as a result of (i) Bailey's death; (ii) Bailey's disability (as defined in Section 3(b) below); (iii) Bailey's Retirement (as defined in
Section 3(c) below); (iv) Bailey's termination by the Company for Cause (as defined in Section 3(d) below); or (v) Bailey's decision to terminate employment other than for Good Reason (as defined in Section 3(e) below).

                  (b) Disability. If, as a result of Bailey's incapacity due to physical or mental illness, Bailey shall have been absent from his duties with the Company on a full-time basis for four months and within 30 days after written notice of termination is thereafter given by the Company Bailey shall not have returned to the full-time performance of Bailey's duties, the Company may terminate this Agreement for "Disability", except, however, and notwithstanding the Company's termination of this Agreement, the Company shall remain obligated to pay to Employee his Base Salary throughout the remaining Term or any renewal term of this
Agreement: this provision shall survive any termination of this Agreement.

                  (c)      Retirement.  The term "Retirement" as used in this
Article XVIII shall mean termination by the Company or Bailey of Bailey's employment based on Bailey's having reached age 65 or such other age as shall have been fixed in any arrangement established with Bailey's consent with respect to the Executive.

                  (d) Cause. the Company may terminate Bailey's employment for Cause. For purposes of this Agreement only, the Company shall have "Cause" to terminate Bailey's employment hereunder only on the basis of fraud, misappropriation or embezzlement on the part of Bailey. Notwithstanding the foregoing, Bailey shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Bailey a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Company's Board of Directors at a meeting of the Board called and held for the purpose (after reasonable notice to Bailey and an opportunity for Bailey, together with Bailey's counsel, to be heard before the Board), finding that in the good faith opinion of the Board Bailey was guilty of conduct set forth in the second sentence of this Section 3(d) and specifying the particulars thereof in detail.

                  (e) Good Reason. Bailey may terminate Bailey's employment for Good Reason at any time during the term of this Agreement. For purposes of this Agreement "Good Reason" shall mean any of the following (without Bailey's express written consent):

                           (i)    the assignment to Bailey by the Company of
duties inconsistent with Bailey's position, duties, responsibilities and status with the Company immediately prior to a Change in Control of the Company, or a change in Bailey's titles or offices as in effect immediately prior to a Change in Control of the Company, or any removal of Bailey from or any failure to reelect Bailey to any of such position, except in connection with the termination of his employment for Disability, Retirement or Cause or as a result of Bailey's death or by Bailey other than for Good Reason;

                           (ii)   a reduction by the Company in Bailey's base
salary as in effect on the date hereof or as the same may be increased from time to time during the term of this Agreement or by the Company's failure to increase (within 12 months of Bailey's last increase in base salary) Bailey's base salary after a Change in Control of the Company in an amount which at least equals, on a percentage basis, the average percentage increase in base salary for all officers of the Company effected in the preceding 12 months;

                           (iii)  any failure by the Company to continue in
effect any benefit plan or arrangement (including, without limitation, the Company's life insurance and medical, dental, accident and disability plans) in which Bailey is participating at the time of a Change in Control of the Company (or any other plans providing Bailey with substantially similar benefits) (hereinafter referred to as "Benefit Plans"), or the taking of any action by the Company which would adversely affect Bailey's participation in or materially reduce Bailey's benefits under any such Benefit Plan or deprive Bailey of any material fringe benefit enjoyed by Bailey at the time of a Change in Control of the Company;

                           (iv)   any failure by the Company to continue in
effect any incentive plan or arrangement (including, without limitation, bonus and contingent bonus arrangements and credits and the right to receive performance awards and similar incentive compensation benefits) in which Bailey is participating at the time of a Change in Control of the Company (or any other plans or arrangements providing him with substantially similar benefits)
(hereinafter referred to as "Incentive Plans") or the taking of any action by the Company which would adversely affect Bailey's participation in any such Incentive Plan or reduce Bailey's benefits under any such Incentive Plan, expressed as a percentage of his base salary, by more than 10 percentage points in any fiscal year as compared to the immediately preceding fiscal year;

                           (v)    any failure by the Company to continue in
effect any plan or arrangement to receive securities of the Company (including, without limitation, the Company's Incentive Plan, and any other plan or arrangement to receive and exercise stock options, stock appreciation rights, restricted stock or grants thereof) in which Bailey is participating at the time of a Change in Control of the Company (or plans or arrangements providing him with substantially similar benefits) (hereinafter referred to as "Securities Plans") or the taking of any action by the Company which would adversely affect Bailey's participation in or materially reduce Bailey's benefits under any such Securities Plan;

                           (vi)   a relocation of the Company's principal
executive offices to a location outside of the Atlanta or Calhoun, Georgia regions, or Bailey's relocation to any place other than the location at which Bailey performed Bailey's duties prior to a Change in Control of the Company, except for required travel by Bailey on the Company's business to an extent substantially consistent with Bailey's business travel obligations at the time of a Change in Control of the Company;

                           (vii)  any failure by the Company to provide Bailey
with the number of paid vacation days to which Bailey is entitled at the time of a Change in Control of the Company;


                           (viii) any material breach by the Company of any
provision of this Agreement;

                           (ix)   any failure by the Company to obtain the
assumption of this Agreement by any successor or assign of the Company; or

                           (x)    any purported termination of Bailey's
employment which is not effected pursuant to a Notice of Termination satisfying the requirements of Section 3(f), and for purposes of this Agreement, no such purported termination shall be effective.

                  (f) Notice of Termination. Any termination by the Company pursuant to Section 3(b), 3(c) or 3(d) shall be communicated by a Notice of Termination. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate those specific termination provisions in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Bailey's employment under the provision so indicated. For purposes of this Agreement, no such purported termination by the Company shall be effective without such Notice of Termination.

                  (g) Date of Termination. "Date of Termination" shall mean (a) if this Agreement is terminated by the Company for Disability, 30 days after Notice of Termination is given to Bailey (provided that Bailey shall not have returned to the performance of Bailey's duties on a full-time basis during such 30-day period) or
(b) if Bailey's employment is terminated by the Company for any other reason, the date on which a Notice of Termination is given; provided that if within 30 days after any Notice of Termination is given to Bailey by the Company Bailey notifies the Company that a dispute exists concerning the termination, the Date of Termination shall be the date the dispute is finally determined, whether by mutual agreement by the parties or upon final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

                  4.       Severance Compensation upon Termination of
                           Employment.

         If the Company shall terminate Bailey's employment other than pursuant to Section 3(b), 3(c) or 3(d) or if Bailey shall terminate his employment for Good Reason, then the Company shall:

                           (i)    pay to Bailey as severance pay in a lump sum,
in cash, on the fifth day following the Date of Termination, an amount equal to three times the aggregate annual compensation, including Base Salary and Bonus, paid to Bailey during the fiscal year preceding the Change in Control of the Company by the Company and any of its subsidiaries subject to United States income taxes;
provided, however, that if the lump sum severance payment under this Section 4, either alone or together with other payments which Bailey has the right to receive from the Company, would constitute a "parachute payment" (as defined in Section 280G of the Internal
Revenue Code of 1954, as amended (the "Code")), such lump sum severance payment shall be reduced to the largest amount as will result in no portion of the lump sum severance payment under this
Section 4 being subject to the excise tax imposed by Section 4999 of the Code. The determination of any reduction in the lump sum severance payment under this Section 4 pursuant to the foregoing proviso shall be made by Bailey in good faith, and such determination shall be conclusive and binding on the Company; and

                           (ii)   within ten days following the Date of
Termination, shall cause Bailey to be relieved of any and all personal guarantees of Company obligations, and fully pay all outstanding loans and other obligations of the Company to the Executive. If, for any reason, the Company fails to comply with its obligations under this subparagraph, Bailey shall have the option, at his sole discretion, to convert up to the principal amount of such Notes to shares of the Company's Common Stock at the rate of $2.50 per share; provided, that the conversion of all or a portion of any outstanding loans by Bailey shall not relieve the Company of any of its obligations arising under this subparagraph including the obligations to repay any unconverted loans and relieve Bailey of any personal guarantees.

                  5. No Obligation to Mitigate Damages; No Effect on Other Contractual Rights.

                  (a) Bailey shall not be required to mitigate damages or the amount of any payment provided for under this Article XVIII by seeking other employment or otherwise, nor shall the amount of any payment provided for under this Article XVIII be reduced by any compensation earned by Bailey as the result of employment by another employer after the Date of Termination, or otherwise.

                  (b) The provisions of this Article XVIII, and any payment provided for hereunder, shall not reduce any amounts otherwise payable, or in any way diminish Bailey's existing rights, or rights which would accrue solely as a result of the passage of time, under any Benefit Plan, Incentive Plan or Securities Plan, employment agreement or other contract, plan or arrangement.

                  6.       Successor to the Company.

                  (a) The Company will require any successor or assignee (whether direct or indirect, by purchase, merger, consolidation or otherwise) of all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to Bailey, expressly, absolutely and unconditionally to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place.
Any failure of the Company to obtain such agreement prior to the effectiveness of any such succession or assignment shall be a material breach of this Agreement and shall entitle Bailey to terminate Bailey's employment for Good Reason. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor or assign to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 6 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law. If at any time during the term of this Agreement Bailey is employed by any corporation a majority of the voting securities of which is then owned by the Company, "Company" as used in Sections 3 and 4 hereof shall in addition include such employer. In such event, the Company agrees that it shall pay or shall cause such employer to pay any amounts owed to Bailey pursuant to Section 4 hereof.

                  (b) This Agreement shall inure to the benefit of and be enforceable by Bailey's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Bailey should die while any amounts are still payable to him hereunder, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Bailey's devisee, legatee, or other designee or, if there be no such designee, to Bailey's estate.

                  7. Legal Fees and Expenses. The Company shall pay all legal fees and expenses which Bailey may incur as a result of the Company's contesting the validity, enforceability or Bailey's interpretation of, or determinations under, this Article XVIII.

                                   ARTICLE XIX

                                ENTIRE AGREEMENT

         This Agreement contains the entire agreement between the parties hereto. No change, addition or amendment shall be made hereto, except by written agreement signed by the parties hereto.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

(Corporate Seal)                          THE COMPANY

                                          CONTINENTAL AMERICAN
                                          TRANSPORTATION, INC.


                                          By:      s/Timothy Holstein
                                                  Timothy Holstein, President
                                                  and Chief Executive Officer


                                         EMPLOYEE: Vice President and
                                                   Chief Financial Officer


                                                    s/Erik L. Bailey
                                                   Erik L. Bailey















emplagr.erk

Exhibit 10.6





                                   $1,000,000


                           REVOLVING CREDIT AGREEMENT

                                     between

                              BIO-DYNE CORPORATION

                                       and

                    CONTINENTAL AMERICAN TRANSPORTATION, INC.




                               Dated May 23, 1996

                           REVOLVING CREDIT AGREEMENT


         THIS AGREEMENT is made as of May 23, 1996, by and between Bio-Dyne Corporation, a Georgia corporation (the "Borrower"), and
Continental American Transportation, Inc., a Colorado corporation
(the "Lender.").

SECTION 1. DEFINITIONS

         1.1. Definitions. As used in this Agreement, the following terms have the respective meanings set forth below:

Affiliate of a Person shall mean any Person controlling, controlled by, or under common control with, such person.

Bankruptcy Law shall mean Title 11 of the U.S. Code, as in effect from time to time, or any similar Federal or state law for the relief of debtors.

Borrowing Date shall mean the date of any borrowing by the Borrower pursuant hereto.

"Business Day means any day other than a Saturday, Sunday or other day-on which commercial banks are authorized or required by law to close in New York City.

Debt shall mean any indebtedness, contingent or otherwise, of the Borrower, including, without limitation, (i) indebtedness evidenced by guarantees or in effect guarantees by the Borrower of debt of any other Person, (ii) indebtedness evidenced by notes, debentures, bonds or similar instruments or letters of credit, (iii) indebtedness representing the deferred and unpaid balance of the purchase price of any property or interest therein and obligations of the Borrower under any agreement to lease, or lease of, any real or personal property in each case which, in accordance with generally accepted accounting principles then in effect, appears as a liability upon a balance sheet of the Borrower, and (iv) obligations of the Borrower under interest rate swaps, caps, collars, calls and similar arrangements, and foreign currency hedges entered into in respect of any indebtedness or obligations.

Default shall mean any event which, with the giving of notice or lapse of time or both, would constitute an Event of Default.

ERISA means the Employee Retirement Income Security Act of
1974, as amended.

Environmental Law means any and all present and future federal, state, local and statutes, laws, regulations, ordinances, rules,judgments, orders, decrees, permits, grants, franchises, licenses or agreements relating to .(a) the protection of the environment, health or workers safety; (b) pollution or environmental contamination; or (c) the use, processing, distribution, generation, treatment, storage, recycling, transportation, disposal, handling, Release or threatened or potential Release of any Material of Environmental Concern.

Event of Default shall have the meaning assigned to it in
Section 7.1.

Governmental or Regulatory Body means any government or political subdivision thereof, whether federal, state, county, local or foreign, or any agency, authority or instrumentality of any such government or political subdivision.

Lien shall mean any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction in respect of any of the foregoing).

Loan shall have the meaning assigned to it in Section 2.1.

Loan Commitment shall have the meaning assigned to it in Section
2.1.
Loan Commitment Period shall mean the period from the date hereof through the Termination Date.

Material Adverse Effect or Material Adverse Change means any change or changes or effect or effects that individually or in the aggregate are or may reasonably be expected to be materially adverse to (a) the business or the assets, operations, income, prospects or conditions (financial or otherwise) of the Borrower or its Subsidiaries or (b) the ability of the Borrower to perform its obligations under this Agreement.

Material of Environmental Concern means chemicals, pollutants, contaminants, wastes, toxic substances, hazardous, petroleum or petroleum products.

Note shall have the meaning assigned to it in Section 2.2.

Person shall mean an individual, a corporation, a partnership, a joint venture, a firm, an enterprise, a trust, an unincorporated organization, a government or any agency or political subdivision thereof.

Plan means any plan, fund, program, understanding, policy, arrangement, contract or commitment, whether qualified or not qualified for federal income tax purposes, whether formal or informal, whether for the benefit of a single individual or more than one individual, which is in the nature of (a) an employee pension benefit plan (as defined in ERISA Sec. 3(2)) (b) an employee welfare benefit plan (as defined in ERISA Sec. 3(l)) or (c) an incentive, deferred compensation, or other benefit arrangement for employees, former employees, their dependents or their beneficiaries.

Release means any spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, dumping or disposing into the environment.

Tax or Taxes mean all taxes, charges, fees, levies or other assessments imposed by any federal, state, local or foreign Taxing Authority, including, without limitation, gross income, gross receipts, income, capital, excise, property (tangible and intangible), sales, transfer, value added, employment, payroll and franchise taxes and such terms shall include any interest, penalties or additions attributable to or imposed on or with respect to such assessments.

Termination Date shall mean the date falling 2 years following the date hereof.

SECTION 2. AMOUNT AND TERMS OF LOAN COMMITMENT AND LOANS

         2.1 The Loan Commitment. Subject to the terms and conditions of this Agreement, the Lender agrees to make revolving credit loans (individually, a "Loan"; collectively, the "Loans") to the Borrower from time to time during the Loan Commitment Period in an aggregate principal amount at any one time outstanding not to exceed $1,000,000(the "Loan Commitment").

         2.2 The Note. The Loans made by the Lender shall be evidenced by a promissory note of the Borrower substantially in the form of Exhibit A, with appropriate insertions, which shall be payable to the order of the Lender and shall represent the obligation of the Borrower to pay the amount of the Loan or, if less, the aggregate unpaid principal amount of all Loans made by the Lender, with interest thereon as prescribed in Section 2.5. The date and amount of each Loan made by the Lender and each payment of principal with respect thereto may be endorsed by the Lender on the schedule annexed to and constituting a part of the Note, which endorsement, absent manifest error, shall constitute prima facie evidence of the accuracy of the information endorsed. The Note shall (a) be dated the date hereof, (b) be stated to mature on the Termination Date and (c) bear interest for the period from the date hereof until paid in full on the unpaid principal amount thereof from time to time outstanding at the rates prescribed in Section 2.5.

         2.3 Procedure for Borrowing Under Loan Commitment. Except with respect to the Initial Advance (as hereinafter defined) and the Subsequent Advance (as hereinafter defined), the Borrower may borrow under the Loan Commitment at any time during the Loan Commitment Period following the date of the Subsequent Advance, provided that the Borrower shall give the Lender irrevocable notice at least five (5) Business Days prior to the requested Borrowing Date, specifying (i) the requested Borrowing Date (which shall be a Business Day) and (ii) the amount of the requested borrowing. Not later than 12:00 noon, New York time, on the date specified in such notice from the Borrower, the Lender shall make available to the Borrower at such account of the Borrower as the same may designate from time to time, in immediately available funds, the amount to be then loaned by it.

         2.4 Optional Prepayment The Borrower may, at its option, prepay the Note without premium or penalty, in whole or in part, upon at least two Business Day's prior notice to the Lender, specifying the date and amount of prepayment. Such notice shall be irrevocable and the payment amount specified in such notice shall be due and payable on the date specified.

         2.5 Interest Rates. (a) The Loans shall bear interest (calculated on the basis of a 360-day year for the actual number of days elapsed) on the unpaid principal amount thereof at a rate per annum equal to 12% payable.quarterly in arrears on the last day of each June, September, December and March in each year.

         (b) If all or a portion of the principal amount of any of the Loans shall not be paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue principal amount shall bear interest at the rate of 18!k per annum, to the extent permitted by law.

         2.6 Use of Proceeds. The Borrower covenants that it will apply all of the proceeds of the Loan for the Borrower's general corporate purposes, except with respect to the Initial Advance
(as hereinafter defined).

         2.7 Payment. All payments made by the Borrower to the Lender shall be made in federal or other immediately available funds in lawful money of the United States for credit, not later than 12:00 noon, New York time, or the day when due, or in any case by such other reasonable method or at such other address as the Lender shall have from time to time notified the Borrower.

         2.8 Maturity of Loans. The outstanding principal amount of the Loans shall be due and payable on the Termination Date.

         2.9 Initial Advance. The Lender agrees at Closing to advance an amount equal to $300,000 (the "Initial Advance") to Borrower to be disbursed in accordance with the terms and conditions of that certain Escrow Agreement by and among the Borrower, the Lender and Kutak Rock, as escrow agent, as amended by First Amendment to Escrow Agreement, forms of which are attached hereto as Exhibit B. As a condition to Lender's making the Initial Advance, the Borrower has agreed to use a portion of the Initial Advance to repay $100,000 of that certain promissory note of the Borrower to Edward and Carol Beam currently in the aggregate amount of $171,525.66 and to repay $50,000 of that certain promissory note of the Borrower to Edward Beam, Jr. currently in the aggregate amount of $122,823.55.

         2.10 Subsequent Advance. The Lender agrees to advance an amount of not less than $150,000 (the "Subsequent Advance") by or before May 31, 1996 (or such other date as agreed upon by the parties) so long as the Resignations and Appointments (as such terms are hereinafter defined) are delivered in form and substance satisfactory to Lender, forms of which have already been approved by Lender. As a condition to Lender's making the Subsequent Advance, the Borrower has agreed to use a portion of the Subsequent Advance to repay $37,094.58 of that-certain promissory note of the Borrower to Edward and Carol Beam and to repay $37,905.43 of that certain promissory note of the Borrower to Edward Beam, Jr.

SECTION 3. COVENANTS

         3.1 Payment of Note. The Borrower shall pay the principal of, and interest on, the Note on the dates and in the manner provided herein and in the Note.

         3.2 Financial and Business Information. The Borrower covenants and agrees that so long as the Loan Commitment shall be in effect or any Debt under the Note shall be outstanding, the Borrower will deliver to the Lender:

         (a) as soon as available, but not later than 120 days after the close of each fiscal year of the Borrower, the consolidated balance sheet of the Borrower as at the end of such fiscal year and the related consolidated statements of income and retained earnings and changes in financial position of the Borrower for such fiscal year, setting forth in each case in the comparative form the figures for the previous year, reported on by independent certified public accountants of nationally recognized standing selected by the Borrower;

         (b) promptly on their becoming available, any such other financial data, information or reports as from time to time may be furnished to all stockholders of the Borrower in their capacity as stockholders.

         3.3 Notice of Default. If any one or more events occur which constitute a Default or an Event of Default, upon obtaining knowledge thereof, the Borrower will forthwith give notice to the Lender, specifying the nature and status of the Default or Event of Default.

         3.4 Covenants of the Borrower. The Borrower covenants and agrees that from and after the date hereof to the date of the making of the Subsequent Advance:

                           (a)      Neither the Borrower nor any of its
Subsidiaries will sell, pledge, encumber, assign or transfer, or enter into any agreement, commitment, instrument or contract pursuant to which any right, title or interest may be sold, pledged, encumbered, assigned or transferred in or to the shares of capital stock of the Borrower or any of its Subsidiaries.

                           (b)      The Borrower and its Subsidiaries shall
continue to conduct their business and affairs in the ordinary course of business and shall not enter into any agreement, commitment, instrument or contract or take any action out of the ordinary course of business, including without limitation:

         (i) Declare, or pay, any dividend or any other distribution with respect to the capital stock of the Borrower or its Subsidiaries, or purchase or redeem any of such stock;

         (ii) Sell or issue, or enter into any contract, instrument or agreement pursuant to which the Borrower or its Subsidiaries might be obligated to sell or issue, any capital stock or any other security;

         (iii) Enter into any mortgage, indenture, pledge or other contract, instrument or agreement, or take, suffer or permit any action to be taken, as the result of which any lien, claim, charge or encumbrance of any kind or nature whatsoever would be established or created with respect to any of the assets of the Borrower or its Subsidiaries;

         (iv) Borrow any money, or enter into any contract, commitment or agreement to borrow any money on behalf of the Borrower or its Subsidiaries; and

         (v) Pay, or enter into any contract, commitment or agreement to pay any additional compensation, bonus or commission or any benefit of any kind to any officer, director or consultant of the Borrower and its Subsidiaries.

SECTION 4. REPRESENTATIONS AND WARRANTIES

         In order to induce the Lender to enter into this Agreement and to make the Loans hereunder, the Borrower hereby represents and warrants as follows:

         4.l      Organization and Qualification.  Each of the Borrower
and its direct and indirect subsidiaries ("Subsidiaries") is a corporation validly existing and in good standing under the laws of the state of its incorporation, and has all requisite corporate power and authority to (a) own, lease and operate its properties and assets as they are now owned, leased and operated and (b) carry on its business as now presently conducted and as proposed to be conducted. Each of the Borrower and its Subsidiaries is duly qualified to do business in each jurisdiction in which the nature of its business or properties makes such qualification necessary, except where the failure to do so would not have a Material Adverse Effect.

         The jurisdictions in which the Borrower and its Subsidiaries are qualified are set forth on Schedule 4.1.

         4.2 Capitalization; Subsidiaries and Affiliates. For each of the Borrower and its Subsidiaries, if any, Schedule 4.2 sets forth the par value, number of authorized shares of capital stock and number of issued and outstanding shares of each class of its capital stock. All of the issued and outstanding shares of capital stock of each of the Borrower and its Subsidiaries are duly authorized, validly issued, fully paid and non-assessable.
All of the issued and outstanding shares of the Borrower and its Subsidiaries are owned of record by the shareholders attached to
Schedule 4.2 as of April 25, 1996. Except for those certain warrants set forth on the Borrower's SB-2 Registration Statement effective April 18, 1996 (the "Registration Statement"), there are no securities outstanding which are exchangeable or exercisable for, or convertible into shares of capital stock of the Borrower and its Subsidiaries. Except as set forth on
Schedule 4.2, the Borrower has no subsidiaries nor does any affiliate of the Borrower or any of its Subsidiaries thereof own any equity interest in any other corporation, partnership, joint venture or other entity. To the best knowledge of the Borrower, no officer, director or five percent (5%) or greater stockholder of the Borrower has been convicted of any felony, securities law violation or been a party to any agreement, understanding or consent with any state or federal securities commission or the National Association of Securities Dealers.

         4.3. Validity and Execution of Agreement. The Borrower has the full legal right, capacity and power and all requisite corporate authority and approval required to enter into, execute and deliver this Agreement and any other agreement or instrument contemplated hereby, and to perform fully its respective obligations hereunder and thereunder. The board of directors of the Borrower has approved the transactions contemplated pursuant to this Agreement and each of the other agreements required to be entered into pursuant hereto by the Borrower. This Agreement and such other agreements and instruments have been duly executed and delivered by the Borrower and each constitutes the valid and binding obligation of the Borrower enforceable against it in accordance with its terms, subject to the qualifications that enforcement of the rights and remedies created hereby is subject to (i) bankruptcy, insolvency, reorganization, moratorium and other laws of general application affecting the rights and remedies of creditors, and (ii) general principals of equity
(regardless of whether such enforcement is considered in a proceedings in equity or at law).

         4.4. No Conflict. Neither the execution and delivery of this Agreement nor the performance by the Borrower of the transactions contemplated hereby will violate or conflict with
(a) any of the provisions of the Articles of Incorporation or By-Laws of the Borrower; (b) or result in the acceleration of, or entitle any party to accelerate the maturity or the cancellation of the performance of any obligation under, or result in the creation or imposition of any Lien in or upon the assets of the Borrower or constitute a default (or an event which might, with the passage of time.or the giving of notice, or both, constitute a default) under any contract, (c) to the best of Borrower's knowledge, any order, judgment, regulation or ruling of any Governmental or Regulatory Body to which the Borrower is a party or by which any of its property or assets may be bound or affected or to the best of . Borrower's knowledge, with any provision of any law, rule, regulation, order, judgment, or ruling of any Governmental or Regulatory Body applicable to the Borrower.

         4.5 Litigation. Except as disclosed in the Registration Statement, there are no outstanding orders, judgments, injunctions, investigations, awards or-decrees of any court, Governmental or Regulatory Body or arbitration tribunal by which the Borrower or its Subsidiaries, or any of its securities, assets, properties or business is bound. Except as disclosed in the Registration Statement, there are no actions, suits, claims, legal, administrative or arbitration proceedings pending or, to the best knowledge of the Borrower, overtly threatened (whether or not the defense thereof or liabilities in respect thereof are covered by insurance) against or affecting the Borrower or any Affiliate thereof, or any of its assets or properties, that, individually or in the aggregate, could, if determined adversely to the Borrower or such affiliate have a Material Adverse Effect, nor, to the best knowledge of the Borrower, are there any facts which are likely to give rise to any such action, suit, claim, investigation or legal, administrative or arbitration proceeding.

      4.6 The Assets. The Borrower owns outright and has good and marketable title (except for leasehold interests specifically set forth on Schedule 4.6 and its assets pledged to Colonial
Financial Services, a Division of First Factors Corporation) to its assets, free and clear of any Lien. To the best of Borrower's knowledge, the assets reflected on Borrower's
Financial Statements (as hereinafter defined) constitute all of the assets necessary and appropriate for the. conduct of Borrower's business and the business of its Subsidiaries in substantially the same manner as its business has heretofore been conducted.

         4.7 Intangible Property. No patents, trademarks, service marks, trade names, copyrights, logos and the like and franchises exist that are material to the Borrower's business operations.

         4.8 Inventory. The inventory of the Borrower and its Subsidiaries is or was, prior to the sale,thereof, in good and merchantable condition and suitable and usable or saleable in the ordinary course of business for the purposes for which intended. Assuming that the Borrower has sufficient funds with which to pay suppliers, to the best of Borrower's knowledge, the Borrower is not aware of any material adverse condition affecting the supply of inventory available to the Borrower and its Subsidiaries.

         4.9. Accounts Receivable. All accounts and notes receivable reflected on the Borrower's Financial Statements, and all accounts and notes receivable arising subsequent to December 31, 1995, (a) have arisen in the ordinary course of business of the Borrower, (b) represent valid obligations due to the Borrower enforceable in accordance with their terms and (c) except to the extent of the reserves therefor reflected on the Borrower's
Financial Statements, are fully collectible in the ordinary course of business in the aggregate recorded amounts thereof in accordance with their terms.

         4.10     Financial Statements.   The balance sheet of the
Borrower as of December 31, 1995 and the related statements of income and cash flow for the 3 and 9 months then ended, including the footnotes thereto (collectively, the "Financial Statement"), true and complete copies of which have been delivered to the Lender, will fairly present the financial position of the Borrower as at such date and for the period then ended, in accordance with generally accepted accounting principles as then in effect (GAAP) consistently applied for the period covered thereby.

        4.11 Undisclosed Liabilities. To the best of Borrower's knowledge, the Borrower does not have any Liabilities that is not fully and adequately reflected or reserved against on the Borrower Financial Statements or covered in full by insurance.
To the best of Borrower's knowledge, the Borrower and its Subsidiaries do not have any, direct or indirect, indebtedness, liability, claim, loss, damage, deficiency, obligation or responsibility, fixed or unfixed, choate or inchoate, liquidated or unliquidated, secured or unsecured, accrued, ' absolute, contingent or otherwise (collectively, the "Liabilities"), whether or not of a kind required by GAAP to be set forth on a financial statement, other than (a) Liabilities incurred since December 31, 1995 in the ordinary course of business (none of which is to the best of Borrower's knowledge a liability for a breach of contract, breach of warranty, tort or infringement claim or lawsuit), none of which individually or in the aggregate, to the best of the Borrower's knowledge has had.or could reasonably be expected to have a Material Adverse Effect or
(b) Liabilities disclosed and reflected as liabilities on the Financial Statements.

        4.12 No Material Adverse Change. Except as disclosed in the Registration Statement and with respect to a diminished cash position, supplier credit and inventory since April 10, 1996, there has been no material adverse change in the business, operations or condition (financial or otherwise) of the Borrower or its Subsidiaries, or in the assets, liabilities, net worth or properties of the Borrower or its Subsidiaries, and the Borrower does not know of any such change that is threatened, or has there been any damage, destruction or loss which could have a Material
Adverse Effect, whether or not covered by insurance.

        4.13 Tax Matters. All Tax Returns required to be filed with respect to the Borrower have been duly filed and were in all material respects true, complete and correct and filed on a timely basis, (b) the Borrower has paid all Taxes that are due, or claimed or asserted by the IRS or any Taxing,Authority to be due from the Borrower for the periods covered by such Tax Returns or Borrower has duly and fully provided reserves adequate to pay all Taxes in the Borrower's Financial Statements, (c) the
Borrower has complied in all material respects with all applicable laws relating to withholding of Taxes (including withholding Taxes pursuant to Sections 1441 and 1442 of the Internal Revenue Service Code of 1986, as amended (the "Code,,) and similar provisions under any other applicable laws) and the payment thereof over to the Taxing Authorities (d) insofar as is known to Borrower,.the income Tax Returns of the Borrower have not been audited or examined by any the Taxing Authority
(including the IRS) for any period for which the applicable statute of limitations period has not yet expired and no statute of limitations for any such period has been extended.

         4.14     Contracts and Other Agreements.  Schedules 4.14 and
4.15 sets forth all material written agreements (and, to the best knowledge of the Borrower, any oral agreement) and . arrangements to which either the Borrower or its Subsidiaries is a party or by or to which the Borrower or its Subsidiaries or any of their respective assets or properties is bound or subject and specifically identifies which contracts or arrangements require the consent of a third party upon a change in control of the Borrower.

         4.15 Real Estate. Schedule 4.15 sets forth a list and supplies descriptions of (a) all real property owned by the Borrower and its Subsidiaries; (b) all leases, subleases or other agreements under which each of the Borrower and its Subsidiaries is lessor or lessee of any real property; (c) all options held by the Borrower or contractual obligations on its respective part to purchase or acquire any interest in real property (as set forth on Schedule 4.15) and (d) all options granted by the Borrower or contractual obligations on any such Persons' part to sell or dispose of any interest in real property (as set forth on Schedule 4.15) (collectively, the "Borrower Real Estate Documents"). To the best of Borrower's knowledge, all of the

Borrower's Real Estate Documents, true, correct and complete copies of which have been delivered to the Borrower, are in full force and effect and the Borrower has not received any notice of any default thereunder. Except as separately identified on
Schedule 4.15, no approval or consent of any person is needed for the Borrower's Real Estate Documents to continue to be in full force and effect and such documents will not become unenforceable by the Borrower following the consummation of the transactions contemplated by this Agreement.

         4.16 Transactions with Affiliates. Except in the ordinary course of each party's business and as set forth on Schedule
4.16, no Affiliate of the Borrower or its Subsidiaries has: (a) borrowed money from or loaned money to the Borrower which remains outstanding; (b) any contractual or other claim, express or implied, of any kind whatsoever against or by any Affiliate; (c) any interest in any property or assets used by any Affiliate in their respective businesses; or (d) engaged in any other transaction with any Affiliate (other than employment relationships).

         4.17 ERISA. (a) Except as set forth on Schedule 4.17, the Borrower does not sponsor, or maintain, or have any obligation to contribute to, or have any liability under, nor is Borrower otherwise a Party to, any Plan. None of the Plans is a multiemployer plan with the meaning of Section 3(37) of ERISA and none of the Plans is subject to Title IV of ERISA. Neither the Borrower nor any Affiliate has.ever participated in nor had an obligation to contribute to any "multiemployer plan" or any plan subject to Title IV of ERISA.

         (b) with respect to each Plan, Borrower has delivered to Lender to the extent applicable, a copy of (i) the plan document as currently in effect (or a written description of any Plan for which there in no plan document) and all relevant document related thereto, including but not limited to all current trust agreements, insurance contracts, investment management contracts and administrative service contracts, (ii) the most recent annual reports (Form 5500 Series) filed with the Internal Revenue
Service, together with all schedules, actuarial reports, accountant's statement and trustee reports, and (iii) all IRS determination letters and pending IRS determination letters.

                  (c) Each Plan has been maintained, operated and administered in compliance with its terms and any related documents or agreement and in compliance with ERISA and the Code.

                  (d) There are no pending or, to the knowledge of the Borrower, overtly threatened claims (other than routine claims for benefits), assessments, complaints, proceedings or investigations of any kind by any court or governmental agency with respect to any Plan.

                  (e) No Plan provides benefits, including without limitation, death or medical benefits (whether or not insured), beyond retirement or other termination of service other than (i) coverage mandated by applicable law, (ii) death benefits or retirement benefits or retirement benefits under any "employee pension plan" as that term is defined in Section 3 (2) of ERISA, or (ii) deferred compensation benefits accrued as liabilities on the Unaudited Financials.

                  (f) Neither a "Prohibited transaction" within the meaning of ERISA Section 4O6 or Code Section 4975 nor any breach of a duty imposed by Title I of ERISA has occurred wit . h respect to any Plan.

                  (h) With respect to each Plan that is a "group health plan".within the meaning of ERISA Section 607(l) and that is subject to Code Section 4980B, Borrower and each ERISA Affiliate have complied in all material respects with the continuation coverage requirements of the Code and ERISA.

                  (i)      Except as noted on Schedule 3.17, all
contributions to, and payments from, any Plan that may have been required to be made in accordance with the Plan, or the Code or ERISA, have been timely made.

                  (j) Neither Borrower nor any ERISA Affiliate has incurred or is reasonably likely to incur any liability with respect to any plan or arrangement that would be included in the definition of Plan hereunder but for the fact that such plan or arrangement was terminated before the date of this Agreement.

         4.18 Employees. Each of the Borrower and its Subsidiaries is not a party to, and there does not otherwise exist, any agreements with any labor organization, collective bargaining or similar agreement with respect to employees of the Borrower.
Schedule 4.18 sets forth the name and current annual salary, including any bonus, if applicable, of all present officers and employees of the Borrower and its Subsidiaries whose current annual salary, including any promised, expected or customary bonus, equals or exceeds $50,000. All health and health related employee benefits and other costs have been paid or adequately reserved for on the Audited Financials. Each of the Borrower and its Subsidiaries is in compliance in all material respects with its obligations under all Federal, state, and local statutes and ordinances, executive orders, regulations and common law governing its employment practices with respect to the Borrower.
To the best knowledge of the Borrower, there are no attempts being made to organize any employees presently employed by their Borrower.

         4.19 Environmental Matters. To the best of Borrower's knowledge, (a) each of the Borrower and its Subsidiaries is not in violation of, or delinquent in respect to, any Environmental
Law which violation or delinquency would have a Material Adverse Effect, and (b) neither the Borrower nor to the best of Borrower's knowledge any of its Subsidiaries has received any written communication, whether from a governmental authority, citizens group, employee or otherwise, that alleges that the Borrower or any of its Subsidiaries is not in full compliance with the Environmental Laws, and (c) the Borrower and its Subsidiaries have obtained all permits, licenses and other authorizations required under the Environmental Laws, if any, the absence of which would have a Material Adverse Effect. Neither the Borrower nor any of its Subsidiaries has received any written notice by any Person alleging that Borrower or to the best of Borrower's knowledge any of its Subsidiaries has or may have liability, either directly, by contract or by operation of law, based on or resulting from the presence of, or threatened Release or any Material of Environmental Concern. To the best of

Borrower's knowledge, there are no present and have been no past Release of any material of Environmental Concern that could form the basis of any claim of liability against the Borrower or any of the Subsidiaries under Environmental Laws or the common law, which, if decided adversely to the Borrower or any of its Subsidiaries, would have a Material Adverse Effect.

         4.20 Insurance. Schedule 4.20 sets forth a list and brief description (specifying the insurer, the policy number or covering note number with respect to binders and the amount of any deductible, describing the pending claims if such claims exceed applicable policy limits, setting forth the aggregate amount paid out under each such policy through the date hereof and the aggregate limit, if any, of the insurer's liability thereunder) of all policies or binders of fire, liability, product liability, workmen's compensation, vehicular, .
unemployment and other insurance held by or on behalf of the Borrower. Such policies and binders are valid and enforceable in accordance with their terms in all material risks and liabilities to-the extent and in respect of amount, types and risks insured, as are customary in the industries in which the Borrower operates. The Borrower is not in default with respect to any material provision contained in-any such policy or binder or has failed to give any notice or present any claim under any such policy or binder in due and timely fashion. Except-for claims disclosed pursuant to Section 4.5 hereof, to the best of Borrower's knowledge, there are no outstanding unpaid claims under any such policy or binder which have gone unpaid for more than forty-five (45) days or as to which the carrier has disclaimed liability.

         4.21 Licenses and Permits. Schedule 4.21 sets forth a list of the governmental permits, licenses, registrations and other governmental consents (federal, state and local) which the Borrower and its Subsidiaries have obtained and which are necessary in connection with their respective operations and properties, and to the best of Borrower's knowledge no others are required. All such permits, licenses, registrations and consents are in full force and effect and in good standing. The Borrower has not received any written notice of any claim of revocation or has actual knowledge of any event which might give rise to such a claim.

         4.22 Compliance with Laws. Each of the Borrower and to the best of Borrower's knowledge, its Subsidiaries has complied in all respects with all applicable federal, state and local laws, regulations and ordinances or any requirement of any Governmental or Regulatory Body, court or arbitrator affecting the business or the assets of the Borrower and its Subsidiaries, the failure to comply with which could have a Material Adverse Effect on the Business or the Assets.

         4.23 Products. There are no written statements, citations or decisions by any Governmental or Regulatory Body that any product manufactured, marketed or distributed at any time by the Borrower and its Subsidiaries ("Product") is defective or fails to meet in any material respect any standards promulgated by any such Governmental or Regulatory Body. There have been no recalls ordered by any such Governmental or Regulatory Body with respect to any Product. To the best of Borrower's knowledge, there is no
(a) fact relating to any Product that may impose upon the Borrower (or the Borrower upon consummation of the transactions contemplated hereby) a duty to recall any Product or a duty to warn customers of a defect in any Product, other than defects about which the Borrower has issued appropriate and adequate warnings or (b) latent or overt design, manufacturing or other defect in any Product.

         4.24 SEC Reports. The Borrower has filed all required forms, reports and documents with the Securities and Exchange Commission
("SEC") and The Nasdaq Stock Market since October 1991
(collectively, the "Borrower SEC Reports"), all of which complied as to form in all material respects with all applicable requirements of The Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. To the best of the Borrower's knowledge, none of the SEC Reports, including without limitation any financial statements or schedules included therein, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading.
Except as set forth in. the SEC Reports, each of the balance sheets (including the related notes) included in the SEC Reports fairly presents the consolidated financial position of the Borrower and its Subsidiaries as of the respective dates thereof, and the other related statements (including the related notes) included therein fairly present the results of operations and the changes in financial position of the Borrower and its Subsidiaries for the respective fiscal years, except, in the case of interim financial statement, for year-end audit adjustments, consisting only of normal recurring accruals. Except as set forth in the SEC Reports, each of the financial statements
(including the related notes) included in the SEC Reports has been prepared in accordance with generally accepted accounting principles consistently applied during the periods involved, except as otherwise noted therein.

         4.25 Disclosure. To the best knowledge of the Borrower, neither this Agreement, nor any Schedule or Exhibit to this Agreement contains an untrue statement of a material fact or omits a material fact necessary to make the statements contained herein or therein not misleading. To the best knowledge of Borrower, all statements, documents, certificates or other items prepared or supplied by the Borrower with respect to the transactions contemplated hereby are true, correct and complete and contain no untrue statement of a material fact or omit a material fact necessary to make the statement's contained therein not misleading.

         4.26 Survival. All of the representations and warranties of the Borrower contained herein shall survive the Closing Date until the date upon which the liability to which any claim relating to any such representation or warranty is barred by all applicable statutes of limitations.

SECTION 5. CONDITIONS TO INITIAL ADVANCE

        The obligation of the Lender to make the Initial Advance pursuant to this Agreement shall be subject to compliance by the Borrower with its agreements herein contained, and, to the satisfaction, prior to or substantially contemporaneously with, the making of such initial Loan, of the following conditions:

        5.1 Note. The Borrower shall have executed and delivered to the Lender the Note in the form of Exhibit A hereto
(appropriately completed).

        5.2 Corporate Proceedings. The Lender shall have received a copy of the resolutions, in form and substance reasonably satisfactory to the Lender, of the board of directors of the Borrower authorizing the execution, delivery and performance of thus this Agreement and the Note, in each case, certified by a duly authorized officer of the Borrower as of the date hereof;
and such certificate shall state that the resolutions thereby certified have not been amended, modified, revoked or rescinded as of the date of such certificate.

        5.3 Incumbency Certificates. The lender shall have received a certificate of the Secretary or an Assistant Secretary of the Borrower, dated the date hereof, as to the incumbency and signatures of the officers of the Borrower executing this Agreement, and the Note and any certificate or other documents to be delivered by it pursuant thereto, together with evidence of the incumbency of such Secretary or Assistant Secretary, as the case may be.

        5.4 Certain Legal Opinions. The Lender shall have received the executed legal opinion of Kutak Rock, counsel to the Borrower, in form and substance reasonably satisfactory to the Lender, together with copies of the legal opinions, if any, upon which such counsel rely.

        5.5 Representations and Warranties. Each of the representations and warranties made by the Borrower pursuant to this Agreement shall be true and correct in all material respects on and as of the date hereof, as if made on and as of such date.

SECTION 6. CONDITIONS TO ALL LOANS.  Except with respect to the
Initial Advance, the obligation of the Lender to make a Loan on any Borrowing Date is subject to fulfillment of the following conditions precedent to the satisfaction of the Lender:

        6.1 Representations and Warranties. The representations and warranties made by the Borrower in this Agreement and in any certificate, document or financial or other statement furnished at any time hereunder shall be true and correct in all material respects unless stated to relate to a specific earlier date.

        6.2       No Default or Event of Default.  No Default or
Event of Default shall have occurred and be continuing on such Borrowing Date.

        6.3 Resignations by Certain Directors of the Borrower. Immediately preceding the making of the Subsequent Advance by Lender, Messrs. Edward B. Beam, Jr., Harvey Miller, Edward B.
Beam, Sr., L. Clark Brand and William C. Buck shall deliver irrevocable written notification to the Borrower that effective as of receipt by the borrower of the Subsequent Advance, such individuals resign as officers and directors of the Borrower (the Resignations). Contemporaneously with the execution and delivery of the Resignations, Messrs. Kenneth Jones and David York shall execute and deliver a written consent in lieu of a meeting of the Board of Directors of the Borrower appointing Messrs. Erik-
Bailey, Timothy Holstein, and Brian Henninger to fulfill the vacancies created on the Borrower's Board of Directors resulting from the delivery of the Resignations (the Appointments).

SECTION 7. DEFAULTS AND REMEDIES

        7.1   Events of Default.   Event of Default, whenever used
        herein means any of the following events:

         (a) the Borrower defaults in the due and punctual payment of principal of, interest on, or any other amount owing in respect of, the Note when and as the same shall become due and payable, and continuance of such default for a period of 5
Business Days after receipt of notice; or

         (b) the Borrower defaults in the performance or observance of any covenant or agreement of the Borrower in this Agreement or the Note and the continuance of such default for a period of 30 calendar days after there has been given to the Borrower by the Lender a written notice specifying such default and requiring it to be remedied; or

          (c) the Borrower shall (i) default in any payment of principal of or interest on any Debt or (ii) default in the observance or performance of any agreement or condition relating to any such Debt or any other event shall occur or condition exist, the effect of which default or other event or condition is to cause (immediately or with the giving of notice or lapse of time or both) any such Debt to become due prior to its stated maturity; or

         (d) the Borrower, either pursuant to or within the meaning of any Bankruptcy Law: (i) commences a voluntary case, (ii) consents to the entry of an order for relief against it in an involuntary case, (iii) consents to the appointment of'- a Custodian of it or for all or substantially all of its property, or (iv) makes a general assignment for the benefit of its creditors; or

         (e) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that: (i) is for relief against the Borrower in an involuntary case, (ii) appoints a custodian of the Borrower for any substantial part of all the property of the Borrower, or (iii) orders the liquidation of the Borrower; and the order or decree remains unstayed and in effect for 60 days.

         The term Custodian means any receiver, trustee, assignee, custodian, liquidator or similar official under any Bankruptcy
Law.

         7.2 Acceleration of Maturity. If an Event of Default occurs and is continuing, then and in every such case the Lender may, declare the principal of the Note to be due and payable immediately and the Loan Commitment to be terminated, by a notice in writing to the Borrower, and upon any such declaration the principal of the Note shall become immediately due and payable and the Loan Commitment shall be terminated.

SECTION 8. SECURITY INTEREST

         8.1 Security Interest. In order to secure the payment of all of Borrower's obligations under this Agreement and the Note, the Borrower shall, simultaneously with the delivery to Borrower of the Subsequent Advance, cause its Subsidiaries to execute and deliver to Lender a Security Agreement, a form of which is attached hereto as Exhibit C.

SECTION 9. MISCELLANEOUS

         9.1 Amendments and Waiver. This Agreement and the Note may be amended, and the terms hereof waived, only by a written instrument signed by the parties hereto or, in the case of a waiver, by the party waiving compliance.

         9.2 Notices. Any notice, demand or delivery pursuant to the provisions hereof shall be sufficiently given or made if sent by hand or by registered or certified mail, postage prepaid, addressed to the Lender at 401 West High Street, Pottstown, PA
19464, Attention: President or, except as otherwise expressly provided herein, to the Borrower at 5400 Buchnell Drive S.W.
Atlanta, GA 30366, or such other address as shall have been furnished to the party giving or making such notice, demand or delivery. Any such notice shall be deemed given when so delivered personally or, if mailed, three days after the date of deposit in the United States mails or one day following the deposit with a reputable overnight courier.

         9.3 Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Georgia without regard to principles of conflicts of law.

         9.4 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Lender, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

         9.5 Successors and Assigns. This Agreement and each document and certificate delivered pursuant thereto shall be binding upon and inure to the benefit of the Borrower and the Lender and their respective successors and permitted assigns, except that neither the Borrower nor the Lender may assign or transfer any of its rights under this Agreement or the Note without the prior written consent of the other.

         9.6 Counterparts. This Agreement may be executed by one or more of the parties to this Agreement in any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Agreement signed by all the parties shall be lodged with the Borrower and the Lender.

         9.7 Severability. Any provision of this Agreement or the Note which is prohibited, invalid or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the,extent of such prohibition, invalidity or unenforceability without invalidating the remaining provisions hereof, and any such prohibition, invalidity or unenforceability in any juris-diction shall not invalidate or render unenforceable such provision in any other jurisdiction or any other provision of this Agreement or the Note.

         9.8 Investment. The Lender is acquiring the Note for its own account and not with a view to resale.

         9.9 Entire Agreement. This Agreement (including the Exhibits and Schedules hereto) and the agreements, certificates and other documents delivered pursuant to this Agreement contain the entire agreement among the parties with respect to the transactions described herein, and supersede all prior agreements, written or oral, with respect thereto.

         9.10 Agreement Regarding Transaction. The Lender represents and warrants that it has had the opportunity to ask questions of and receive answers from management of the Borrower. The Lender represents and warrants that it has received any and all materials, documents, certificates, and other matters it requested be made available and has reviewed and evaluated the same and, based upon such review and evaluation as well as the representations, warranties and covenants of the Borrower contained in this Agreement and the Exhibits hereto, the Lender has entered into this Agreement with the Borrower. Lender hereby acknowledges that given the current financial condition of the

Borrower as of the date of this Agreement and that as a result of such financial condition, the Borrower is in immediate need for cash in order to continue its operations. Notwithstanding its participation in the preparation of this Agreement, Kutak Rock (as special counsel to the Borrower) is hereby released by the parties hereto with respect to any and all responsibilities and liabilities to the Borrower or otherwise in connection with the negotiation, execution and performance of this Agreement. Borrower and Lender hereby acknowledge and agree that Kutak Rock had no responsibility for the preparation of any schedules attached hereto, providing any information to the Lender, or conducting any diligence whatsoever. The Borrower hereby acknowledges and agrees that the transaction contemplated hereby is based on the Borrower's independent review and analysis of the abilities (financial or otherwise) of the Lender to perform its respective obligations hereunder. The Borrower also agrees that any and all schedules attached to this Agreement and any documents referred to therein have been prepared and thoroughly reviewed by the Borrower and that the Borrower is responsible for its own due diligence in connection with preparing such items, executing this Agreement and agreeing to the transactions contemplated hereby.. The Borrower has made its independent analysis of such information and has not relied on any factors, conversations or communications made by any other party.

         9.11 Lender Covenants. Lender hereby covenants that it shall use its best efforts to cause the continued listing of the Borrower's shares of Common Stock on The Nasdaq SmallCap Market through the Termination Date.

         9.12 Indemnification. The Borrower agrees to indemnify, defend and hold harmless the Lender and its respective shareholders, officers, directors, employees, and any Affiliates of the foregoing, and their successors and assigns (collectively, the Lender Group) from and against any and all losses, liabilities (including punitive or exemplary damages and fines or penalties and any interest thereon), expenses (including reasonable fees and disbursements of counsel and expenses of investigation and defense), claims, Liens or other obligations of any nature whatsoever (hereinafter individually, a "Loss" and collectively, "Losses") which, directly or indirectly, arise out of, result form or relate to, (i) any inaccuracy in or any breach of any representation or warranty of the Borrower contained in
Section 4, and (ii) any breach of any covenant of the Borrower contained in this Agreement or in any other document contemplated by this Agreement.

         9.13 Recourse. Except with respect to any potential claim based on any fraud, any obligation or liability whatsoever of Borrower which may arise at any time under this Agreement shall be satisfied, if at all, out of the Borrower's, or any of its Subsidiaries assets only. No such obligation or liability shall be personally binding upon, nor shall resort for the enforcement thereof be had to, the property of any of Borrower's or Subsidiaries, shareholders, directors, officers, employees or agents, regardless of whether such obligation or liability is in the nature of contract, tort or otherwise, unless such obligation or liability relates to fraudulent conduct on the part of such entity or individuals. Notwithstanding the foregoing, nothing in this Section shall be interpreted or construed as an agreement or admission by the Borrower, its shareholders, directors, officers, employees or agents that any such entity or person is or may be personally liable for any obligation or liability (whether the result of fraud or otherwise) with respect to this Agreement.

         9.14 Validity and Execution of Agreement. The Lender has the full legal right, capacity and power and all requisite corporate authority and approval required to enter into, execute and deliver this Agreement and any other agreement or instrument contemplated hereby, and to perform fully its respective obligations hereunder and thereunder. The board of directors of the Lender has approved the transactions contemplated pursuant to this Agreement and each of the other agreements required to be entered into pursuant hereto by the Lender. This Agreement and such other agreements and instruments have been duly executed and delivered by the Lender and each constitutes the valid and binding obligation of the Lender enforceable against it in accordance with its terms, subject to the qualifications that enforcement of the rights and remedies created hereby is subject to (i) bankruptcy, insolvency, reorganization, moratorium and other laws of general application affecting the rights and remedies of creditors,-and (ii) general principals of equity (regardless of whether such enforcement is considered in a proceedings in equity or at law).

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

                                    BIO-DYNE CORPORATION


                                    By/s/Edward B. Beam, Jr.

                                    Name:  Edward B. Beam, Jr.
                                    Title: Chief Executive Officer and
                                           Chief Operating officer


                                    CONTINENTAL AMERICAN TRANSPORTATION,
                                            INC.


                                    By/s/Erik L. Bailey
                                    Name:   Erik L. Bailey
                                    Title:  Chief Financial Officer

                                 PROMISSORY NOTE



  $1,000,000                                                May 23, 1996



         FOR VALUE RECEIVED, the undersigned, Bio-Dyne Corporation, a Georgia corporation, hereby unconditionally promises to pay on
May 9, 1998, to the order of Continental American Transportation, Inc., a Colorado corporation (the Lender), at the account of the
Lender maintained at                            Bank Account
Number (or at such other account in the United States as the Lender shall notify the undersigned), in lawful money of the United States of America and in immediately available funds, the principal amount of the lesser of (i) ONE MILLION DOLLARS ($1,000,000) and (ii) the aggregate unpaid principal amount of all Loans made by the Lender to the undersigned pursuant to
Section 2.1 of the Revolving Credit Agreement, dated as of the date hereof, between the undersigned and the Lender (the "Credit Agreement"). Capitalized terms used herein shall have the same meanings as set forth in the Credit Agreement, unless otherwise defined herein.

         The undersigned further agrees to pay interest in like money at such office on the unpaid principal amount hereof from time to time from the date hereof until such amount shall be paid
(whether at the stated maturity, by acceleration or otherwise) on the dates and at the applicable rates per annum as provided in
Section 2.5 of the Credit Agreement.

         The holder of this Note is authorized to endorse the date and amount of each Loan pursuant to Section 2.2 of the Credit Agreement, the date and amount of each payment or prepayment of principal thereof and the interest rate with respect thereto, on the schedule annexed hereto and made a part hereof or on a continuation thereof, which endorsement, absent manifest error, shall constitute prima facie evidence of the accuracy of the information so endorsed.

         If any payment on this Note becomes due and payable on a day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day, and, with respect to payments of principal, interest thereon shall be payable at the then applicable rate during such extension.

         This Note is the Note referred to in the Credit Agreement and is entitled to the benefits thereof and is subject to the terms and conditions provided therein.

         Except as expressly provided herein, the undersigned hereby waives presentation, demand, protest and all other notices of any kind.

         This Note shall be governed by, and construed in accordance with, the laws of the State of Georgia without regard to principles of conflicts of law.

                                    BIO-DYNE CORPORATION

                                    By/s/Edward B. Beam
                                    Name:  Edward B. Beam
                                    Title: President and Chief
                                           Operating Officer

                               SECURITY AGREEMENT

This SECURITY AGREEMENT, dated as of May 17,1996 made by and among Blo-Dyne North Corporation, a North Carolina corporation ("BDNC"), Carolina Fitness Equipment, Inc., a North
Carolina corporation ("Carolina Fitness"), Home Fitness Studios, Inc., a Florida corporation ("HFS"), Home Fitness Studio of Florida, Inc., a Florida corporation ("HFSF"), Home Fitness Studios North, Inc., a Florida corporation ("HFSN"), and Continental American Transportation, Inc., a Georgia corporation (the "Lender").

                               W I T N E S S E T H

         WHEREAS, Blo-Dyne Corporation, a Georgia corporation (the "Borrower") and the Lender entered into that certain Revolving Credit Agreement (the "Credit Agreement") dated as of the date hereof, pursuant to which the Borrower may borrow from time to time an amount not to exceed $1,000,000 (the "Loans"); and

         WHEREAS, BDNC, Carolina Fitness, HFS, HFSF and HFSN
(collectively, the "Subsidiaries") as subsidiaries of the Borrower, will benefit from the Loans; and

         WHEREAS, as a condition to entering into the Credit
Agreement, the Lender required that the Subsidiaries
(collectively, the "Pledgors") agreed to pledge the Collateral
(as hereinafter defined).

         NOW THEREFORE, in consideration of the foregoing and the mutual promises and covenants contained herein, the parties hereto agree as follows:

SECTION 1. Definitions of Terms Used Herein.

Accounts Receivable means any and all rights of each Pledgor to payment of accounts, whether due or to become due, whether or not earned by performance, and whether now owned or hereafter acquired or arising in the future, together with all rights, titles, securities and guarantees with respect thereto and all related security interest, liens and pledges, whether voluntary or involuntary. .

Collateral means all Accounts Receivable, Inventory, General
Intangibles, Instruments, Equipment and Proceeds.

Equipment means with respect to each Pledgor existing, future-created and future-acquired equipment, machines, trade fixtures, fixtures, tools, molds, dies, stamps, appliances, office equipment, computer software, furniture, motor vehicles and all proceeds and products of the above as well as all related warranties, documents and insurance policies.

General Intangible(s) means with respect to each Pledgor existing, future-acquired and future created trade secrets, know-how,. inventions, good-will, patents, applications for patents, renewals and continuation of patents, reissues, trademarks, service marks, customer lists, copyrights, manufacturing processes, rights of payments from, or performance of, obligations by any Person, all intangible property of any kind, all "general intangibles" of any kind as defined in the Georgia Uniform Commercial Code, and all rights, agreements, records and documents relating to any of the property described in this provision.

Instruments means all of the Debtor's existing, future created and future-acquired "instruments" as that term is defined in the Georgia Uniform Commercial Code.

Inventory means any and all now owned or hereafter acquired inventory, merchandise, raw materials, parts, supplies, work in process and finished products Intended for sale, of every kind and description, including extracted minerals, in the custody or possession, actual or constructive, of each Pledgor, including such inventory as is temporarily out of the custody or possession of each Pledgor and items in transit and including any returns upon any accounts or other proceeds, including insurance proceeds, resulting from the sale and disposition of any of the foregoing.

Proceeds means any and all consideration received from the sale, exchange, lease or other disposition of any asset or property which constitutes Collateral, any value received as a consequence of the possession of any Collateral and any payment received from any insurer or other person as a result of the. destruction, loss, theft or other involuntary conversion of whatever nature of any asset or property which constitutes Collateral.

SECTION 2. Security Interest. To secure the,prompt and complete payment and performance of the obligations of the Borrower (the Obligations) to the Lender under the Credit Agreement, the Pledgors hereby pledge, hypothecate, assign, transfer, set over and deliver unto the Lender and hereby grant to the Lender its successors and assigns a continuing first priority security interest in the Collateral (collectively, the Security Interest), subject to the terms, covenants and conditions herein set forth. Without limiting the foregoing, the Lender is hereby authorized, to the extent permitted by applicable law, to file one or more financing statements, continuation statements or other documents, without the signature of each of the Pledgors, for the purpose of perfecting, confirming, continuing, enforcing or protecting the Security Interest, naming the Pledgors as debtor and the Lender as secured party. Each of the Pledgors agree at all times to keep accurate and complete accounting records with respect to the Collateral, including a record of all payments and Proceeds received.

SECTION 3. Further Assurances. Each of the Pledgors agree, at their expense, to execute, acknowledge, deliver and cause to be duly filed all such further instruments and documents and take all such actions as the Lender may from time to time reasonably request for the better assuring and preserving of the Security Interest and the rights and remedies created hereby, including the payment of any fees and taxes required in connection with the execution and delivery of this Agreement, the granting of the Security Interest created hereby and the filing of any financing statements or other documents in connection herewith. If any amount payable under or in connection with any of the Collateral shall be or become evidenced by any promissory note or other instrument, such note or instrument shall be immediately pledged and delivered to the Lender, duly endorsed in a manner satisfactory to the Lender. Each of the Pledgors agrees promptly to notify the Lender of any change in its corporate name or in the location of its chief executive office, its chief place of business or the office where it keeps its records relating to the Accounts Receivable owned by it. Each of the Pledgors agrees promptly to notify The Lender if any material portion of the Collateral is damaged or destroyed.

     SECTION 4. Inspection and Verification. The Lender and such persons as it may reasonably designate in a written notice provided to Pledgors shall have the right, upon prior notice, at any reasonable time or times during the Pledgors' usual business hours, to inspect the Collateral and all records related thereto (and to make extracts and copies from such records) and the premises upon which any of the Collateral is located, to discuss the Pledgor's affairs with the officers of the Pledgor and its independent accountants and to verify under reasonable procedures the validity, amount, quality, value and condition of, or any other matter relating to, the Collateral.

SECTION 5. Records of Accounts Receivable. Each of the Pledgors shall keep or cause to be kept records of Accounts Receivable which are accurate in all material respects.

SECTION 6. Use and Disposition of Collateral.  Each of the
Pledgors agree that it ill not sell, transfer or otherwise dispose of any of the Collateral outside the ordinary course of business.

SECTION 7. Remedies on Default. In the event that the obligations of the Borrower shall remain unpaid after the principal amount of and Interest on the Loan shall have been declared due whether at maturity or otherwise, in accordance with the terms thereof (an "Event of Default"), the Lender may seize the Collateral and exercise any or all of its rights as a secured lender including, without limitation, the rights granted to a secured lender under the Georgia Uniform Commercial Code. If any notification of intending disposition of the Collateral is required by law, such notification, if mailed, shall be deemed reasonably and properly given if mailed at least ten (10) days before such disposition prepaid, addressed to Pledgor at the address of Pledgor shown postage paid below.

SECTION 8. Application of Proceeds. The proceeds of the sale of the Collateral in accordance with Section 7 hereof, if any, shall be applied: first, to the payment of all costs and expenses of the collection of such moneys, including all reasonable expenses, including reasonable legal fees, incurred by the Lender; second, to the payment or reduction of the obligations owing by the Borrower to the Lender under the Credit Agreement; and third, to the Borrower, unless otherwise directed by a court of competent jurisdiction.

SECTION 9. Continuing Security Interest. This Security Agreement shall create a continuing security interest in the Collateral and shall remain in full force and effect until payment in full of the Obligations.

SECTION 10. Termination. This Security Agreement shall terminate as to the Pledgors when all of the Borrower's obligations secured hereby have been fully paid and performed at which time the Lender shall release the Collateral and deliver to each of the Pledgors appropriate instruments of release.

SECTION 11. Entire Agreement. This Agreement (including the Exhibits hereto) and the certificates and other documents delivered pursuant to the Credit Agreement contained agreements, certificate the entire agreement among the parties with respect to the transactions described herein, and supersede all prior agreements, written or oral, with respect thereto.

SECTION 12. Waivers and Amendments. This Agreement may be amended, superseded, canceled, renewed or extended, and the terms hereof may be waived, only by a written instrument signed by the parties hereto or, in the case of a waiver, by the party waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof.

SECTION 13. Binding, Effect, No Assignments. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors, assigns and legal representatives except that the Pledgors shall not, except in the ordinary course of business, be permitted to assign this Agreement or any interest herein or in the Collateral, or any part thereof, or otherwise pledge, encumber or grant any option with respect to the Collateral or any part thereof, except as contemplated by this Agreement.

SECTION 14. Variations in Pronouns. All pronouns and any variations thereof refer to the masculine, feminine or neuter, singular or plural, as the context may require.

SECTION 15. Counterparts. This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute one and the same instrument. Each counterpart may consist of a number of copies hereof each signed by less than all, but together signed by all of the parties hereto.

SECTION 16. Exhibits and Schedules.  All references herein to
Sections, subsections, clauses, Exhibits and Schedules shall be deemed references to such parts of this Agreement, unless the context shall otherwise require.

SECTION 17. Severability of Provisions. If any provision or any portion of any provision of this Agreement or the application of such provision or any portion thereof to any Person or circumstance, shall be held invalid or unenforceable, the remaining portion of such provision and the remaining provisions of this Agreement, or the application of such provision or portion of such provision as is held invalid or unenforceable to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby.

SECTION 18. Governing Law. This Security Agreement, and the authority, liabilities, duties and obligations of the Lender hereunder, shall be determined in accordance with and governed by the laws of the State of Georgia, without regard to the principles of conflict of laws.

SECTION 19. Section Headings.  The Section headings in this
Security Agreement are for convenience only and shall not affect the construction hereof.

SECTION 20. Notices. All notices, requests, demands and other communications required or permitted to be given hereunder shall be in writing and shall be given personally, telegraphed, telefaxed, sent by facsimile transmission or sent by prepaid air courier or certified, registered or express mail, postage prepaid. Any such notice shall be deemed to have been given (a) when received, if delivered in person, telegraphed, telexed, sent by facsimile transmission and confirmed in writing within three
(3) Business Days thereafter or sent by prepaid air courier or
(b) three (3) Business Days following the mailing thereof, if mailed by certified first class mail, postage prepaid, return receipt requested, in any such case as follows (or to such other address or addresses as a party may have advised the other in the manner provided in this Section 20):

If to the Lender, to:

         Continental American Transportation, Inc.
         401 West High Street
         Pottstown, PA 19464

         Telephone Number: (800) 562-0707
         Telecopier Number: (706) 629-2720


If to the Subsidiaries, to:

         3883 Pembroke Rd.
         Hollywood, FL 33021
         Telephone Number: (954) 963-2900
         Telecopler Number: (954) 963-4677

         IN WITNESS WHEREOF, the parties hereto have caused this Security Agreement to be fully executed and delivered as of the day and year first above written.

HOME FITNESS STUDIOS OF                        CONTINENTAL AMERICAN
  FLORIDA                                      TRANSPORTATION, INC.

By: /s/Edward B. Beam Jr.                      By:/s/Edward B. Beam, Jr.
   Name:  Edward B. Beam, Jr.                  Name:  Edward B. Beam, Jr.



HOME FITNESS STUDIOS                           BIO-DYNE NORTH CORPORATION
NORTH, INC.

By:/s/Edward B. Beam, Jr.                      By:/s/Edward B. Beam, Jr.
 Name:   Edward B. Beam, Jr                    Name: Edward B. Beam, Jr.
 Title:  Chief Executive Officer               Tile: Chief Executive Officer



                                               CAROLINA FITNESS
                                                   EQUIPMENT, INC.

                                               By:s/sEdward B. Beam, Jr.
                                               Name:  Edward B. Beam, Jr.
                                               Title:  Chief Executive Officer


                                               HOME FITNESS STUDIOS, INC.

                                               By:/s/Edward B. Beam, Jr.
                                               Name:  Edward B. Beam, Jr.
                                               Title: Chief Executive Officer

                          AMENDMENT TO PROMISSORY NOTE

This Second Amendment to Promissory Note ("Amendment") is made this 16th day of May, 1996 by and between BIO-DYNE CORPORATION, a Georgia corporation ("Bio-Dyne"), and EDWARD B. BEAM, SR. and CAROLYN M. BEAM (collectively, the "Lender").

                               W I T N E S S E T H

         WHEREAS, H.F.S. Acquisition Co., Inc.., n/k/a Home Fitness Studios, Inc., a Florida corporation ("HFS"), executed that certain Promissory Note dated May 17, 1999 (the "Note") in favor of the Lender in the original principal amount of $200,000.00; and

         WHEREAS, Bio-Dyne executed that certain Promissory Note dated April 18, 1994 (the "Note") in favor of the Lender as part of Bio-Dyne's acquisition of HFS on April 18, 1994, and

         WHEREAS, the Note was further amended by Agreement effective September 1, 1995 (the Amendment Agreement) executed by Bio-Dyne, the Lender and
Edward B. Beam, Jr.; and

         WHEREAS, the parties hereto wish to further modify said Note in accordance with the terms and conditions of this Amendment.

         NOW, THEREFORE, for and in consideration of the agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     1. Section 3 of the Amendment Agreement is hereby deleted in its entirety.

     2. The outstanding principal balance of the Note is hereby reduced to $36,146.34 (the "Outstanding Principal Balance") as a result of the payment to the Lender on the date hereof of an amount equal to $137,094.58 (which amount is comprised of principal in the amount of $135,379.32 and interest in the amount of $1,715.26. The Outstanding Principal Balance shall continue to accrue interest at the rate of 12% per annum and the Outstanding Principal Balance, together with any and all accrued but unpaid interest with respect to the Note (as previously modified) shall be due and payable in its entirety on July 1, 1996.

     3. The Note, as previously modified and as modified by this Amendment, together with all prior existing notes, security agreements, UCC filings and obligations thereunder and in connection therewith by and between the parties hereto are all specifically acknowledged and confirmed by the parties hereto and will remain in full force and effect in accordance with their respective terms, and the parties hereto hereby ratify and affirm the same. In addition, Bio-Dyne and the Lender hereby acknowledge and agree that no default and no rights of offset or nonpayment exist with respect to the Note, as previously modified and as modified by this Amendment. Finally, the Note, as modified by this Amendment, shall not constitute a novation.

4.      This Amendment was approved by Bio-Dyne's Board of Directors on
 May 15, 1996.

     IN WITNESS WHEREOF, the parties hereto execute this Amendment under seal as of the day and year first above written.

                                        /s/Edward B. Beam, Sr.  (SEAL)
                                        Edward B. Beam, Sr.


                                        /s/Carolyn M. Beam      (SEAL)
                                        Carolyn M. Beam


                                        BIO-DYNE CORPORATION


                                        By:/s/Harvey Miller
                                            Harvey Miller
                                            Secretary

                                          [CORPORATE SEAL]

                          AMENDMENT TO PROMISSORY NOTE

     This Amendment to Promissory  Note  ("Amendment")  is made this 16th day of
May,  1996  by  and  between  BIO-  DYNE  CORPORATION,   a  Georgia  corporation
("Bio-Dyne"), and EDWARD B. BEAM, JR. (the "Lender").

                               W I T N E S S E T H

     WHEREAS, H.F.S. Acquisition Co., Inc., n/k/a Home Fitness Studios, Inc., a Florida corporation ("HFS"), executed that certain Promissory Note dated May 17, 1989 in favor of the Lender in the original principal amount of $150,000.00; and

     WHEREAS, Bio-Dyne executed that certain Promissory Note dated April 18, 1994 (the "Note") in favor of the Lender as part of Bio-Dyne's acquisition of HFS on April 18, 1994; and

     WHEREAS, the Note was further amended by Agreement effective September 1, 1995 (the "Amendment Agreement") executed by Bio-Dyne, the Lender and Edward B. Beam, Sr. and Carolyn M. Beam; and

     WHEREAS, the parties hereto wish to further modify said Note in accordance with the terms and conditions of this Amendment.

     NOW, THEREFORE, for and in consideration of the agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     Section 3 of the Amendment Agreement is hereby deleted in its entirety.

     The outstanding principal balance of the Note is hereby reduced to $36,146.36 (the "Outstanding Principal Balance") as a result of the payment to the Lender on the date hereof of an amount equal to $87,905.43 (which amount is comprised of principal in the amount of $86,677.19 and interest in the amount of $1,228.24) The Outstanding Principal Balance shall continue to accrue interest at the rate of 12% per annum and the Outstanding.Principal Balance, together with any and all accrued but unpaid interest with respect to the Note (as previously modified) shall be due and payable in its entirety on July 1, 1996.

     The Note, as previously modified and as modified by this Amendment, together with all prior existing notes, security agreements, UCC filings and obligations thereunder and in connection therewith by and between the parties hereto are all specifically acknowledged and confirmed by the parties hereto and will remain in full force and effect in accordance with their respective terms, and the parties hereto hereby ratify and affirm the same. In addition, Bio- Dyne and the Lender hereby acknowledge and agree that no default and no rights of offset or nonpayment exist with respect to the Note, as previously modified and as modified by this Amendment. Finally, this Note, as modified by this Amendment. shall not constitute a novation.

     This  Amendment  was approved by  Bio-Dyne's  Board of Directors on May 15,
1996.

     IN WITNESS WHEREOF, the parties hereto execute this Amendment under seal as of the day and year first above written.



                                           /s/Edward B. Beam    (SEAL)
                                         Edward B. Beam, Jr.



                                         BIO-DYNE CORPORATION



                                         By /s/Harvey Miller
                                            Harvey Miller
                                            Secretary


                                               [CORPORATE SEAL]

cat10ksb.sca

Exhibit No. 10.7


         RESOLUTION OF THE BOARD OF DIRECTORS FOR THE ADOPTION OF
         BLUE MACK TRANSPORT, INC. 401 (K) PLAN AND TRUST


     On February 2, 1995 the following resolutions to adopt Blue mack Transport, Inc. 401 (k) Plan and Trust were duly adopted by unanimous consent of the Board of Directors of Blue Mack Transport, Inc. and that such resolutions have not been modified or rescinded as of the date hereof:

     RESOLVED, that the form of Plan presented to this meeting is a Cash or Deferred Profit Sharing Plan as authorized under Internal Revenue Code Sections 401 (a) , 401 (k) , 402 (g) , and other Code Sections.

     RESOLVED, that the form of Blue Mack Transport, Inc. 401 (k) Plan and Trust presented to this meeting is hereby adopted and approved and that the proper officers of the Employer are hereby authorized and directed to execute and deliver to the Plan Administrator one or more counterparts of the Plan.

     RESOLVED, that, the Plan Year shall be for a 12 month period beginning on January 1, and ending on December 31 of each year.

     RESOLVED, that, for purposes of the limitations on contributions and benefits under the Plan as prescribed by Internal Revenue Code Section 415, the Limitation Year shall be for a 12 month period beginning on January 1 to December 31 of each year.

     RESOLVED, that, prior to the due date (including extensions) of the Employer's federal income tax return for each of its fiscal years hereafter, the Employer shall contribute to the Plan amounts sufficient to meet its obligation under the Cash or Deferred Profit Sharing Plan for each such fiscal year in such amount as the Board of Directors determines. The Treasurer of the Corporation is empowered and directed to pay such contribution to the Trustee of the Plan in cash or property, in accordance with the terms of the Plan Document and shall notify the Plan Administrator as to which fiscal year said contributions shall be applied.

     RESOLVED, that the proper officers of the Employer shall act as soon as possible to notify employees of the Employer of the adoption of the Plan and Trust by delivering to each employee a copy of the summary plan description of the Plan in the form of the Summary Plan Description presented to this meeting, which form is hereby approved.

                 Blue Mack Transport, Inc. 401(k) Plan and Trust

                               Plan Documentation

                                   SUMMARY OF
                               PLAN DOCUMENTATION



Executed Non-Standardized Adoption Agreement for the Blue Mack
Transport, Inc. 401(k) Plan and Trust.




Uniglobal Regional Prototype Document as applies to the Blue
Mack Transport, Inc. 401(k) Plan and Trust.



Uniglobal Favorable Determination Letter as applies to the Blue
Mack Transport, Inc. 401(k) Plan and Trust.



     Certification by Regional Sponsor permitting the use of the Uniglobal Regional Prototype f or the Blue Mack Transport, Inc. 401(k) Plan and Trust.



Model Section 401 (a) (17) and 401 (a) (31) Amendments to, the
Blue Mack Transport, Inc. 401(k) Plan and Trust.



Revenue Procedure 93-47 Amendment to the Blue Mack Transport,
Inc. 401(k) Plan and Trust.

                               ADOPTION AGREEMENT
                      FOR THE UNIGLOBAL REGIONAL PROTOTYPE
         NON-STANDARDIZED CASH OR DEFERRED PROFIT SHARING PLAN AND TRUST

                               ADOPTION AGREEMENT
                      FOR THE UNIGLOBAL REGIONAL PROTOTYPE
         NON-STANDARDIZED CASH OR DEFERRED PROFIT SHARING PLAN AND TRUST



The Uniglobal Regional Prototype Non-Standardized Cash or
Deferred Profit Sharing Plan and Trust (the Plan and Trust) is
hereby adopted by:

         Blue Mack Transport, Inc. (the Employer).

The Plan and Trust as applicable to the Employer shall be known as:

         Blue Mack Transport, Inc. 401(k) Plan and Trust

The Plan and Trust is effective as of: February 2, 1995.
(Specify, if applicable.)

(  )     a.       The Plan and Trust is an amendment of a preexisting
                  Plan which was originally effective as of:

                                             .

         b. The Plan and Trust is an amendment and restatement of a preexisting Plan which was originally effective as of:

                                             .

                               * * * CAUTION * * *

             FAILURE TO FILL OUT THE ADOPTION AGREEMENT PROPERLY MAY
                     RESULT IN DISQUALIFICATION OF THE PLAN



PART 1. The following identifying information pertains to the Employer and the Plan and Trust:

1. Employer Address:       401 West High Street
                         Pottstown, PA 19464


2. Employer Telephone:     (610)327-8275

3. Employer Tax ID:        23-2389779

4. Employer Fiscal Year:   January I to December 31

5. Three Digit Plan Number:   001

6.       Trust ID Number:                    Applied For

7. Plan Fiscal Year (must :January 1 to December 31 be 12 consecutive mos.)

8.       Short Initial Plan Year:February 5, 1995 to December 31, 1995

9. Plan Agent:                              Blue Mack Transport, Inc.
                                            401 West High Street
                                            Pottstown, PA 19464

10. Plan Administrator:                     Blue Mack Transport, Inc.
                                            401 West High Street
                                            Pottstown, PA 19464

11. Plan Administrator
    ID Number:                              23-2389779

12. Plan Trustees:                          Timothy Holstein
                                            Erik Bailey
                                            Richard Graybeal
                                            c/o Blue Mack Transport, Inc.
                                            401 West High Street
                                            Pottstown, PA 19464

13. IRS Determination
    Letter Date:                            N/A
(Leave blank for a New Plan

14. IRS File Folder
    Number:                                 N/A
 (Leave blank for a New Plan)

15.      Legal Organization of Employer:
         ( ) a. Sole Proprietorship
         ( ) b. Partnership
         (X) c. C Corporation
         ( ) d. S Corporation
         ( ) e. Not for Profit Corporation
         ( ) f. Personal Service Corporation
         ( ) g. Other - Explain :

16. Business Code:                          4213

17. State of Legal
    Construction:                           Pennsylvania

18. Other Members of a Controlled Group or Affiliated Service
    Group:

         (If any, each member should sign Adoption Agreement or otherwise satisfy applicable participation requirements.
         Leave blank if not applicable)

Controlled Group
(X) a. Not Applicable
( ) b. Other Members

Affiliated Service Group
(X) a. Not Applicable
( ) b. Other Members

PART II. The Plan contains certain predetermined design features intended to provide the statutory requirement or most commonly adopted feature but permits the selection of alternative features. If an Employer desires to retain the predetermined design feature, select the provision designated Plan Provision. If an alternative design feature is desired, select the appropriate provision. Unless specifically provided to the contrary, only one selection may be made for each design category. Section references are to relevant Plan Sections. Defined terms have the meanings provided in the Plan.

A.       Eligibility and Service Provisions

1. Eligible Employees - Section 1.2.23 provides that all employees, including employees of certain related businesses and leased employees are eligible except for certain union members and non-resident aliens. (Specify all applicable)
         (X)      a. Plan Provision
         ( )      b. Include members of collective bargaining unit
         ( )      c. Exclude self-employed persons
         ( )      d. Exclude Employees not employed by the Employer
         ( )      e. Exclude commissioned Employees
         ( )      f. Exclude hourly Employees
         ( )      g. Exclude salaried Employees
         ()       h. Other - Specify. (Cannot discriminate in favor of
                     Highly Compensated Employees).

2.       Eligibility Requirements (See Section 2.1.1) - An Employee is
         eligible to participate in Non-Elective Contribution portions of the Plan if he satisfies the following requirements during the Eligibility Computation Period. (Specify one option or any combination other than c and d. Selecting more than one option means that an Employee must meet all indicated requirements for eligibility, except for option e. option e overrides all other requirements):
         ( )      a.       Date of hire, i.e. no age or service required (no
                           other choices may be selected)
         ( )      b.       Minimum Age of ____ years (Not to exceed 21, partial
                           years may be used)
         ( )      c.       Minimum of ____ months of service (Cannot require
                           more than 24 months, or more than 12 months if full v@sting after not more than 2 Years of Service is not selected; if periods other than whole years are selected an Employee cannot be required to complete any specified number of Hours of Service to receive credit for the fractional year)

         ( )      d.       ____Hours of Service required during each 12 month
                           Eligibility Computation Period (cannot exceed 1000)
         ( )      e.       Employed on - / - / - . (For new plans only, select
                           an additional option if this provision is selected)
         (X)      f.       Not applicable. Non-Elective Contributions are not
                           permitted.

3. For the purposes of having Elective Contributions made on the Employee's behalf, Section 2.1.1 provides that, unless the Employer specifies otherwise in the Adoption Agreement, an Employee must complete 1000 Hours of Service during the Eligibility Computation Period. For these purposes, an Employee is eligible if he satisfies the following requirements: (Select all applicable. Selecting more than one option means that an Employee must meet all indicated requirements for eligibility, except for option e. option e overrides all other requirements):

         ( )      a.       Date of hire, i.e. no age or service requirement
                           (No other choices may be selected)
         (X)      b.       Minimum Age of 21 years (Not to exceed 21, partial
                           years may be specified)
         (X)      c.       Minimum of 12 months of service (Not to exceed 12,
                           if other than full years are selected hours may not
                           be specified)
         (X)      d.       1,000 Hours of Service required during each 12
                           month Eligibility Computation Period (cannot exceed
                           1000)
         (X)      e.       Employed on February 5th, 1995. (For new plans
                           only, select an additional option if this provision is selected)

4.       Matching Eligibility Requirements (See Section 2.1.1 - An
         Employee is eligible to participate in the Matching
         Contributions portion of the Plan if he satisfies the
         following requirements during the Eligibility Computation
         Period. (Specify one option or any combination other than c and d.  Selecting more.than one option means that an Employee must meet all indicated requirements for eligibility, except for option e. option e overrides all other requirements):
         ( )      a.     Date of hire, i.e. no age or service required
                           (No other choices may be selected)
         (X)      b.     Minimum Age of 21 years (Not to exceed 21, partial
                           years may be used)

         (X)      c.       Minimum of 12 months of service (Cannot require
                           more than 24 months, or more than 12 months
                           if full vesting after not more than 2 Years
                           of Service is not selected; if periods other
                           than whole years are selected an Employee
                           cannot be required to complete any specified
                           number of Hours of Service to receive
                           credit for the fractional year)
         (X)      d.       1,000 Hours of Service required during each 12
                           month Eligibility Computation Period
                           (cannot exceed 1000)
         (X)      e.       Employed on February 5th, 1995. (For new plans
                           only, select an additional option if this
                           provision is selected)
         ( )      f.       Not applicable.  Matching Contributions are not
                           permitted.

5.       Eligibility Computation Period - Section 1.2.22 provides that the initial eligibility computation period begins on the date of hire and the subsequent periods commence on each annual anniversary of such date. (Select one)
         ( )      a.       Plan Provision
         (X)      b.       The eligibility computation periods subsequent to
                           the initial eligibility computation period are the Plan Year beginning with the first Plan Year commencing prior to the first anniversary of the employment commencement date.

6. Hour of Service - Section 1.2.35 provides that service will be credited on the basis of actual hours for which the employee is paid or entitled to payment. If records of actual hours are not maintained, credit is given on the basis of: (Select one)
         (X)      a.       Plan Provision - Records are maintained

         ( )      b.       Days Worked - An Employee will be credited with 10
                           Hours of Service if he is credited with at least 1
                           Hour of Service during the day
         ( )      c.       Weeks Worked - An Employee will be credited with 45
                           Hours of Service if he is credited with at least 1
                           Hour of Service during the week
         ( )      d.       Semi-Monthly Payroll Period - An Employee will be
                           credited with 95 Hours of Service if he is credited
                           with at least 1 Hour of Service during the payroll
                           period
         ( )      e.       Months worked - An Employee will be credited with
                           190 Hours of Service if he is credited with at least 1 Hour of Service during the month

 7. Service with Predecessor Employers - Section 1.2.35 provides that service with predecessor employers is treated as service for the Employer. Where applicable, identify the predecessor employers) and any documents) which provides for the crediting of service with such predecessors):
     (X)          a.       Not applicable.

         ( )      b.       Service with the following entities shall be
                           credited as service under this plan:
               ____________________________________________________

               Service with the above entities has been determined

                        under the terms of the following documents:
               _____________________________________________________

8.       Entry Date - Section 2.1.2 provides that an Employee who
         satisfies any eligibility requirements enters the Plan on the
         Entry Date.  For this purpose the Entry Date is the: (Select one)
         ( )      a.       First day of next Plan Year or ____ months (Not to
                           exceed 6) after satisfying the eligibility
                           requirements, if earlier
         ( )      b.       First day of ____ month (Not more than 6) after
                           satisfying the eligibility
         ( )      c.       Date of satisfying the eligibility requirements
         ( )      d.       First day of Plan Year in which the eligibility
                           requirements are satisfied
         ( )      e.       First day of Plan Year nearest to the date the
                           eligibility requirements are satisfied
         (X)      f.       Semiannual - (X) first or ( ) last day of 6 month
                           periods, beginning with first of Plan Year, coincident with or after satisfying eligibility requirements

         ( )      g.       Quarterly - ( ) first or ( ) last day of 3 month
                           periods, beginning with first of Plan Year,
                           coincident with or after satisfying eligibility
                           requirements
         ( )      h.       Monthly - ( ) first or ( ) last day of each month
                           of the Plan Year, coincident with or after
                           satisfying eligibility requirements
         ( )      i.       First day of the Plan Year coincident with or
                           immediately following the date the eligibility
                           requirements are satisfied. (May be selected only
                           if eligibility requirements of Plan do not require
                           more than 6 months of service (18 months if 100%
                           immediate vesting) and attainment of age 20 1/2.)
         ( )      j.       Last day of the Plan Year coincident with or after
                           satisfying the eligibility requirements. (May be selected only if eligibility requirements of Plan do not require more than 6 months of service (18 months if 1000-. immediate vesting) and attainment of age 20 1/2). -



         NOTE: The Entry Date should be coordinated with the Compensation Computation Period.


9.       Break in Service - Section 1.2.8 provides that a Break in
         Service occurs if an Employee fails to complete more than 500 hours of service during the applicable computation period
         unless a lesser number is specified. (Select one)
         (X)      a.       Plan Provision
         ( )      b.       A Break will occur if the Employee fails to
                           complete (Not to exceed 500) Hours of Service
                           more than      (not to exceed 500) Hours of Service
B.       Date Provisions

1. Anniversary Date - Section 1.2.5 provides that the Anniversary Date is the last day of the Plan Year unless another date is specified. (Select one)
         (X)      a.       Plan Provision - No other date is specified.
         ( )      b.       The first day of the Plan Year.
         ( )      c.       Other - Specify. (Must be at least annually)

2.       Valuation Date - Section 1.2.63 provides that the Valuation
         Date is the date  or dates specified in the Adoption
         Agreement.  (Select one)
         ( )      a.       Anniversary Date
         ( )      b.       Semiannually on the last day of each 6 month
                           period beginning with the first of the Plan Year
         ( )      c.       Quarterly on the last day of each 3 month period
                           beginning with the first of the Plan Year
         ( )      d.       Monthly on the last day of each month of the Plan
                           Year
         ( )      e.       Last day of Plan Year (use option (a) if
                           Anniversary Date is last day of the Plan Year
         (X)      f.       other - Specify. (Must be at least annually)

                  Any portion of the Participant's Account that is subject to the investment control of the Participant will be adjusted to reflect investment experience as of the close of each business day. For all other purposes, the Valuation Date is the last day of the Plan Year.

3.      Normal Retirement Date - Section 1.2.46 permits the adoption of a Normal Retirement Date. (Select one)
        ( )       a.       Date Normal Retirement Age is attained
        ( )       b.       First day of month in which Normal Retirement Age
                           is attained
        ( )       c.       First day of month nearest date Normal Retirement
                           Age is attained
        (X)       d.       First day of month coincident with or next
                           following the date Normal Retirement Age is
                           attained
        ( )       e.       Anniversary Date nearest date Normal Retirement Age
                           is attained
        ( )       f.       Anniversary Date coincident with or next following
                           date Normal Retirement Age is attained

4.      Normal Retirement Age - For each Participant the Normal
        Retirement Age is:
        (X)       a.       Age 65 (not to exceed 65)

        ( )       b.       The later of age ____ (not to exceed 65) or the ____
                           (not to exceed the fifth (5th)) anniversary of the
                           participation commencement date, if later.  The
                           participation commencement date is the first day
                           of the Plan Year in which a Participant commenced
                           participation in the Plan.  Solely for Plan Years
                           beginning before 1988, if the normal retirement
                           age was determined by reference to the anniversary
                           of the participation commencement date, the
                           anniversary for participants who first commenced
                           participation before the first Plan Year beginning
                           on or after January 1, 1988 is the earlier of the
                           tenth anniversary of the date the participant
                           commenced participation in the Plan (or such
                           anniversary as had been elected by the Employer if
                           less than ten) or the day of the first Plan 1,
                           1988.
        ( )       c.       Age ___  and the ____ anniversary of the
                           participation commencement date, if both requirements are are met earlier than the later age of 65 or the fifth (5th) anniversary of participation


5.      Early Retirement Date - Section 1.2.17 permits the adoption of an Early Retirement Date: (Select one)
        (X)       a.       The Plan does not provide an early retirement date
        ( )       b.       The actual date the Participant attains the Early
                           Retirement Age
        ( )       c.       The Anniversary Date coincident with or next
                           following the date the Participant attains the
                           Early Retirement Age
        ( )       d.       The Valuation Date coincident with or next
                           following the date the Participant attains the
                           Early Retirement Age
        ( )       e.       The ( ) first ( ) last day of the month coincident
                           with or next following the date the Participant
                           attains the Early Retirement Age
        ( )       f.       other - Specify. (Cannot discriminate in favor of
                           Highly Compensated Employees)

6.      Early Retirement Date: (Select all applicable.  If more than one option is selected, Early Retirement Age is attained on the first date the requirements of any option are met.)
        ( )       a.       Age _____ (not to exceed 65)
        ( )       b.       Age _____ and ____ Years of Service
        ( )       c.       Age _____ and ____ Years of Service while a
                           Participant
        ( )       d.       ____ years prior to the Normal Retirement Age
        ( )       e.       Sum of age and Years of Service equals
        (X)       f.       Not Applicable



        NOTE:     Cannot discriminate in favor of Highly Compensated
                  Employees.

C.      Compensation

1. Compensation - See Section 1.2.10. For purposes of the Plan a Participant's compensation is based on the Compensation
        Computation Period and shall: (Select a, b, or c and all of d and e which are applicable)
        ( )       a.       Equal compensation as defined in Section 3401(a)
                           except as indicated below
        ( )       b.       Equal compensation as defined in Section 415(c)(3)
                           except as indicated below
        (X)       c.       Equal compensation as defined for the Wages, Tips,
                           and Other Compensation Box on Form W-2 except as
                           indicated below
        (X)       d.       Include compensation which is not included in gross
                           income by reason of Section
        (X)       Sections 402(h)(1)(B)(SEP deferrals)
        (X)       125 (Cafeteria Plan)
        (X)       402 (a) (8) (401(k) deferrals)
        (X)       403(b)
        (X)       457(b)

        ( )       e.       Exclude compensation which is for
         ( ) overtime
         ( ) discretionary bonuses
         ( ) Bonuses
         ( ) taxable employee benefits
         ( ) in excess of $
         () Other exclusion - Specify. (Cannot discriminate in favor of Highly Compensated Employees)


        NOTE: Exclusions are permissible if the Plan is not integrated with Social Security. Exclusions may cause the Plan to be impermissible discriminatory.

2.      The Compensation Computation Period is:

        ( ) a.             The Plan Year
        (X) b.             The calendar year ending with or within the Plan
                           Year

3.      For the initial Plan Year of participation, include
        Compensation from: (Select one)
        ( )       a.       Entry Date as a Participant
        (X)       b.       First day of the Compensation Computation Period
                           which ends during the initial Plan Year of participation

D.      Contribution and Allocation

1.      Non-Elective Contribution Formula - The Employer's Non-
        Elective contribution to the Plan shall be: (Select one)
        ( )       a. Discretionary, out of profits
        ( )       b. Discretionary, but not limited to profits
        ( )       c. _____% of each Participant's Compensation. (not to exceed
                     15%)
        (X)       d. Not applicable.  Non-Elective Contributions are not
                     permitted.



2. Allocation Method - The Employer Non-Elective contribution is allocated to Participants: (Select one)
        ( )       a.       Proportionate to Salary.  Based upon each
                           Participant's Compensation in proportion to the
                           Compensation of all Participants.
        ( )       b.       Integrated with Social Security.  See Sections
                           2.3.1 and 2.3.3 (Select one of d. through h.,
                           below.)
        (X)       c.       Not applicable - No Non-Elective Contributions.

        The Social Security Integration Level is equal to:
        ( )       d.       The taxable wage base under Section 230 of the
                           Social Security Act in effect as of the first day
                           of the Plan Year.
        ( )       e.       $_____ (Not to exceed the taxable wage base under
                           Section 230 of the Social Security Act in effect as
                           of the first day of the Plan Year).
        ( )       f.       _____% (Not to exceed 100) of the taxable wage base
                           under Section 230 of the Social Security act in
                           effect as of the first day of the Plan Year.
        ( )       g.       The greater of $10,000 or 20% of the taxable wage
                           base under Section 230 of the Social Security Act
                           in effect as of the first day of the Plan Year.
        ( )       h.       80% of the taxable wage base under Section 230 of
                           the Social Security Act in effect as of the first day of the Plan Year plus $1.00.

3.      Requirement to Share in Non-Elective Contribution Allocation.
        In order to share in the allocation of the Employer's Non-
        Elective Contribution a Participant: (Select all applicable)
        ( )       a.     must complete ____ Hours (cannot exceed 1000), but
         ( )             is eligible regardless of Hours if the Employee dies
                         during the Plan Year
         ( )             is eligible regardless of Hours of Service if the
                         Employee retires during the Plan Year
         ( )             is eligible regardless of Hours of Service if the
                         Employee becomes totally disabled during the Plan Year
         ( )       b.      must complete ___(cannot exceed 1000) Hours and be
                           employed at Plan Year end but
          ( )     is eligible if Employee dies during the plan year,
                  ( ) regardless of Hours of Service.
                  ( ) only if employee meets Hours requirement
          ( )     is eligible if Employee retires during the Plan Year,
                  ( ) regardless of Hours of Service.
                  ( ) only if Employee meets Hours requirement.
          ( )     is eligible if Employee becomes totally disabled during
                  the Plan Year
                  ( ) regardless of the Hours of Service.
                  ( ) only if Employee meets Hours requirement.

        (X)       c.       Not applicable - No Non-Elective Contributions.

4.      Requirement to Share in Matching Contribution Allocation - In
        order to share in the allocation of the Employer's Matching Contribution a Participant: (Select all applicable)
        (X)       a.       must complete 1 Hours (cannot exceed 1000), but
                  (X)      is eligible regardless of Hours if the Employee
                           dies during the Plan Year
                  (X)      is eligible regardless of Hours of Service if the
                           Employee retires during the Plan Year
                  (X)      is eligible regardless of Hours of Service if the
                           Employee becomes totally disabled during the Plan
                           Year

        ( )       b.       must complete _____ (cannot exceed 1000) Hours and
                           be employed at Plan Year end but
         ( )               is eligible if Employee dies during the plan year,
                  ( )      regardless of Hours of Service.
                  ( )      only if employee meets Hours requirement
         ( )               is eligible if Employee retires during the Plan Year,
                  ( )      regardless of Hours of Service.
                  ( )      only if Employee meets Hours requirement.
         ( )               is eligible if Employee becomes totally disabled
                           during the Plan Year
                  ( )      regardless of the Hours of Service.
                  ( )      only if Employee meets Hours requirement.

         ( )       c.       Not Applicable

5.      Matching Contributions - The Matching Contribution by the
        Employer for the Plan Year in accordance with Section 2.2.1(a)
        (3) (ii) is
        ( )       a.       Matching Contributions are not permitted
        ( )       b.       Discretionary each Plan Year
        (X)       c.       Based upon the Allocation Method set forth below
        ( )       d.       Based upon the Allocation Method set forth below
                           plus a supplemental discretionary Matching contribution

6.      Allocation Method for Matching Contributions - Matching
        Contributions shall be allocated to eligible Participants in an amount:
         ( )      a.       Proportionate to the Elective Contributions made on
                           behalf of a Participant
         (X)      b.       Equal to 25 percent of the Elective Contributions
                           made on behalf of a Participant
          ( )     c.       Graded based on the dollar amount of the Elective
                           Contribution of each Participant as follows:
                               ____ % of the first $____ plus
                               ____ % of the next  $____ plus
                               ____ % of the next  $____ plus
                               ____ % of the next  $____.
         ( )      d.       Graded based on the percentage of compensation of
                           the Elective Contribution of each Participant as follows:
                               ____ % of the first $____ plus
                               ____ % of the next  $____ plus
                               ____ % of the next  $____ plus
                               ____ % of the next  $____.

         ( )      e.       Graded based on the dollar amount of the Elective
                           Contribution of each Participant as follows:
                               ____ % if contribution is $____ or more;
                               ____ % if contribution is $____ or more;
                               ____ % if contribution is $____ or more;
                               ____ % if contribution is $____ or more;
         ( )      f.       Graded based on the percentage of compensation of
                           the Elective Contribution of each Participant as follows:
                               ____ % if contribution is $____ or more
                               ____ % if contribution is $____ or more
                               ____ % if contribution is $____ or more
                               ____ % if contribution is $____ or more

         ( )      g.       Not applicable

         NOTE: Graded percentages entered in c. through f. must decrease as percentage or amount of compensation increases.

         7 .      If a supplemental discretionary Matching Contribution is
         made, Matching Contributions shall be allocated to eligible Participants in an amount:

         ( )      a.       Proportionate to the Elective Contributions made on
                           behalf of a Participant
         ( )      b.       According to the method selected in Gb. - f . above
         (X)      c.       Not applicable

         8.       Matching Contribution Allocation Date - Matching
                  Contributions are allocated as of the Anniversary Date
                  unless an alternate date is selected.  For the purposes
                  of this Plan the Matching Contribution is allocated as
                  of: (Select one)
         ( )      a.       Plan Provision - the Anniversary Date.
         ( )      b.       The next Valuation Date.
         (X)      c.       Other - Specify. (Must be allocated at least
                           annually)

                  Matching Contributions will be allocated to a
                  Participant's Account on a monthly basis.
         ( )      d.       Not applicable


         9.       Limitations on Matching Contributions - The Employer
                  shall not make Matching Contributions: (Select all
                  applicable)
         (X)      a.       with respect to Elective Contributions in excess
                           of 4 percent of a Participant's Compensation
         ( )      b.       In excess of $ ____ for any Participant
         ( )      c.       To Key Employees
         ( )      d.       Not applicable.

         10.      Allocation of Qualified Non-Elective Contributions -
                  (Select a or b. if a is selected, do not complete the
                  remainder of this section)
         ( )      a.       Qualified Non-Elective Contributions are not
                           permitted.
         (X)      b.       Qualified Non-Elective Contributions shall be made
                           at the Employer's discretion.

         Qualified Non-Elective Contributions shall be allocated(complete c and d):
         (X)      c.       On behalf of
                  ( )      All Participants
                  ( )      Solely on behalf of Participants who are not
                           Highly Compensated Employees
                  (X)      Solely on behalf of Participants who are not
                           Highly Compensated Employees to the extent necessary to satisfy the ACP or the ADP test


         ( )      d.       Who are eligible to receive an allocation of
                  ( )      Non-Elective Contributions
                  ( )      Matching Contributions

         Qualified Non-Elective Contributions shall be allocated:
         (Select e or f; also select g, if applicable)
         (X)      e.       In proportion to a Participant's Compensation.
         ( )      f.       As a uniform dollar amount.
         (X)      g.       To the extent necessary to satisfy the ACP test or
                           the ADP test.

11.      Limitation Year - Section 1.2.40 provides that unless
         otherwise specified the Limitation Year for purposes of the limitation imposed by IRC Section 415 is the Plan Year.
         (Select one)
         (X)      a.       Plan Provision
         ( )      b.       Calendar year coinciding with or ending within the
                           Plan Year
         ( )      c.       Twelve consecutive month period ending _/_

E.       Vesting Provisions

1.       Years of Service - Section 1.2.65 provides that a Year of
         Service is the 12 consecutive month period specified in the
         Adoption Agreement in which at least 1000 Hours of Service are performed unless a lesser number is specified. (Select all applicable)
         (X)      a.       Use the Plan Year as the computation period
                  b.       Use Eligibility Computation Period as the
                           computation period
                  c.       Use _____ in lieu of 1000 Hours of Service (Not to
                           exceed 1000 hours)

2. Excluded Years - Section 1.2.65 provides unless otherwise specified all Years of Service are taken into account.
         (X)      a. Plan Provision - Include all Years of Service
         ( )      b. Exclude Plan Years prior to age 18
         ( )      c. Exclude Plan years prior to adoption of plan or
                  predecessor plan.  Effective date of (prior) plan:
                  ___/___/___

3. Vesting Schedule - Section 2.4.2(f) provides that benefits will vest in accordance with the method specified in the Adoption Agreement. (Select one of a, b, c, d, f, or g. Also select e if applicable.)

         Employer Accounts:
         ( )      a.       At the rate of 20% each year after 3 Years of
                           Service. (20% vested in third year)
         ( )      b.       At the rate of 20% each year after 2 Years of
                           Service. (20% vested in second year)
         ( )      c.       100% vesting upon participation.

         ( )      d.       l00% vesting after ___Year(s) of Service (Not to
                           exceed 5)
         ( )      e.       100% vesting at Early Retirement Date (Must also
                           select another alternative)

         ( )      f.       Other: (optional vesting schedule must be at least
                           as favorable as a. or d.)

         Year(s) of Service                          Percent Vesting

         Less than 1                                   _______
         1 but less than 2                             _______
         2 but less than 3                             _______
         3 but less than 4                             _______
         4 but less than 5                             _______
         5 but less than 6                             _______
         6 but less than 7                             _______
         7 or More                                     _______

         (X)      g.       Not applicable - No Non-Elective Employer
                           Contributions

         Matching Accounts:
         ( )      a.       At the rate of 200% each year after 3 Years of
                           Service. (200% vested in third year)
         (X)      b.       At the rate of 20% each year after 2 Years of
                           Service. (20% vested in second year)
         ( )      c.       100% vesting upon participation.
         ( )      d.       l00% vesting after      Year(s) of Service (Not to
                           exceed 5)
         ( )      e.       100% vesting at Early Retirement Date (Must also
                           select another alternative)
         ( )      f.       other: (optional vesting schedule must be at least
                           as favorable as a. or d.)

         Year(s) of Service                          Percent Vesting

         Less than 1                                    _______
         1 but less than 2                              _______
         2 but less than 3                              _______
         3 but less than 4                              _______
         4 but less than 5                              _______
         5 but less than 6                              _______
         6 but less than 7                              _______
         7 or More                                      _______

         ( )      g.       No Matching Contributions

4.       Prior Vesting Schedule - Section 3.10.3 provides that if the
         Vesting schedule has been amended to a less favorable
         schedule, participants are entitled to have their vested
         interest calculated under the prior schedule under certain instances.
         (X)      a.       Not applicable.  Either not amended or new schedule
                           is more favorable.

         ( )      b.       The prior schedule was


         Employer
         Year(s) of Service                          Percent Vesting

         Less than 1                                    _______
         1 but less than 2                              _______
         2 but less than 3                              _______
         3 but less than 4                              _______
         4 but less than 5                              _______
         5 but less than 6                              _______
         6 but less than 7                              _______
         7 or More

         Year(s) of Service                          Percent Vesting

         Less than 1                                    _______
         1 but less than 2                              _______
         2 but less than 3                              _______
         3 but less than 4                              _______
         4 but less than 5                              _______
         5 but less than 6                              _______
         6 but less than 7                              _______
         7 or More                                      _______


5. Top Heavy Vesting Schedule - Section 2.6.1(c) provides that if the Plan becomes Top Heavy, unless the Employer specifies otherwise, vesting will be at a rate of 20% per year beginning with the second Year of Service.

          Employer Accounts:
         ( )      a.       Plan Provision
         ( )      b.       l00% vested after       Year(s) of Service (Not to
                           exceed 3 )
         ( )      c.       Same as non-Top Heavy vesting schedule (Must be at
                           least as favorable as a or b)

         ( )      d.       Other: (Optional vesting schedule must be at least
                           as favorable as a. or b.)

         Year(s) of Service                          Percent Vesting

         Less than 1                                   _______
         1 but less than 2                             _______
         2 but less than 3                             _______
         3 but less than 4                             _______
         4 but less than 5                             _______
         5 but less than 6                             _______
         6 but less than 7                             _______
         7 or More                                     _______

         (X)      e.       Not Applicable - No Employer Non-Elective
                           Contributions

         Matching          Accounts:
         ( )      a.       Plan Provision
         ( )      b.       100% vested after _____ Year(s) of Service (Not to
                           exceed 3 )
         (X)      c.       Same as non-Top Heavy vesting schedule (Must be at
                           least as favorable as a or b)
         ( )      d.       other: (Optional vesting schedule must be at least
                           as favorable as a. or b.)

         Year(s) of Service                          Percent Vesting

         Less than 1                                   _______
         1 but less than 2                             _______
         2 but less than 3                             _______
         3 but less than 4                             _______
         4 but less than 5                             _______
         5 but less than 6                             _______
         6 but less than 7                             _______
         7 or More                                     _______

         ( )      e.       Not Applicable - No Matching Contributions.



6. Re-emplovment - Section 2.4.4 provides that Years of Service completed after a Break in Service are not counted for purposes of increasing the vested percentage attributable to service before the Break unless reemployed within 5 years.
         (X)      a.       Plan Provision
         ( )      b.       Count all service after the Break
         ( )      c.       Not applicable - 100% immediate vesting

 7.      Forfeitures - Section 2.4.6 provides that forfeitures are
         determined as of the last day of the Plan Year in which the Participant's entire interest is distributed from the Plan.
         (X)      a.       Plan Provision.
         ( )      b.       Determine in Plan Year of 5th consecutive Break in
                           Service.
         ( )      c.       Determination as of the Valuation Date coincident
                           with or next following the Distribution Date
         ( )      d.       Not applicable - All benefits are fully vested.
                           Leave the remaining items in this Section E blank.

8. Forfeitures of Non-Elective Contributions shall be applied to (select all applicable):
         ( )      a.       Supplement Non-Elective Contributions
         ( )      b.       Reduce Non-Elective Contributions
         ( )      c.       Reduce Qualified Non-Elective Contributions
         ( )      d.       Supplement Matching Contributions ( ) e. Reduce
                           Matching Contributions

9.       Forfeitures of Non-Elective Contributions shall be reallocated to participants:
         ( )      a.       In the same manner as Non-Elective Contributions
         ( )      b.       In proportion to each participant's Compensation
         ( )      c.       Not applicable.  Forfeitures are applied to reduce
                           contributions.

         NOTE: If the Plan provides for permitted disparity, forfeitures must be allocated under the Plan's allocation formula.

10.      Forfeitures of Matching Contributions shall be applied to:
         (Select all applicable)
         ( )      a.       Supplement Matching Contributions
         (X)      b.       Reduce Matching contributions
         ( )      c.       Reduce Qualified Non-Elective contributions
         ( )      d.       Supplement Non-Elective Contributions
         ( )      e.       Reduce Non-Elective Contributions

11. Forfeitures of Matching Contributions shall be reallocated to participants:

         ( )      a.       In the same manner as Non-Elective Contributions
         ( )      b.       In proportion to each participant's Compensation
         ( )      c.       In proportion to Matching Contributions
         ( )      d.       In proportion to Elective Contributions
         (X)      e.       Not applicable.  Forfeitures are applied to reduce
                           contributions.

12.      Requirement to Share in Allocation of Forfeitures - In order to share in the allocation of Forfeitures which supplement rather than reduce other contributions, a Participant: (Select all applicable)
         ( )      a.       Must be eligible to receive an allocation of the
                           respective type of contribution, i.e. Matching or
                           Non-elective
         ( )      b.       Must be employed on the date the forfeiture is
                           determined.

         (X)      c.       Not applicable.  Forfeitures reduce contributions.

13.      Restoration of Forfeitures - If a Participant is entitled to a restoration of a forfeiture, the amount to be restored shall be restored by:
         ( )      a.       An additional contribution by the Employer
                           specifically allocated to the Participant's
                           Account.
         (X)      b.       Allocating other forfeitures arising in the year
                           of restoration to the Participant's Account to the
                           extent thereof and an additional contribution by
                           the Employer specifically allocated to the
                           Participant's Account to the extent that allocable
                           forfeitures are insufficient.

F.       CODA Limitation Provisions

1. Actual Deferral Percentages - Qualified Non-Elective Contributions may be taken into account for purposes of calculating the ADP-Actual Deferral Percentages. For purposes of the ADP test in Section 2.7.1, the amount taken into account shall be:
         ( )      a.       All Qualified Non-Elective Contributions.

         (X)      b.       The Qualified Non-Elective Contributions that are
                           needed to meet the ADP test.

2. Average Contribution Percentage - The amount of Elective Deferrals and Qualified Non-Elective Contributions taken into account as contribution percentage amounts for the purpose of calculating the ACP-Average Contribution Percentage, subject to such other requirements as may be prescribed by the Secretary of the Treasury, shall be:

         For elective deferrals:
         ( )      a.       All such Elective Deferrals.
         (X)      b.       Only those Elective Deferrals that are needed to
                           meet the Average Contribution Percentage test.
         ( )      c.       Elective Deferrals are not to be included in the
                           ACP test.
         ( )      d.       Not applicable.

         For Qualified Non-Elective Contributions:
         ( )      e.       All such Qualified Non-Elective contributions.
         (X)      f.       Only those Qualified Non-Elective Contributions
                           that are needed to meet the Average Contribution
                           Percentage test.
         ( )      g.       Qualified Non-Elective Contributions are not to be
                           included in the ACP test.
         ( )      h.       Not applicable.

3.       Excess Aggregate Contributions - Forfeitures of Excess
         Aggregate Contributions pursuant to Section 2.7.7 shall be:
         (X)      a.       Applied to reduce Employer contributions.
                  b.       Allocated, after all other forfeitures under the
                           Plan, to each Participant's Matching Contribution
                           Account in the ratio which each Participant's
                           Compensation for the Plan Year bears to the total
                           Compensation of all Participants for the Plan Year.
                           Such forfeitures will not be allocated to the Account of any Highly Compensated Employee.

G.       Distribution Provisions

1.       Form of Distributions - Section 2.5.2 provides that the
         Employer may elect to permit Plan distributions to be made in the form of:  (Select all applicable)
         (X)      a.       Lump sum without regard to amount.
         ( )      b.       Lump sum but not to exceed $ ____.
         ( )      c.       Installments over ____ years payable:  Select one
                           or more
                  ( )      c.1. annually
                  ( )      c.2. quarterly
                  ( )      c.3. monthly

         ( )      d.       Installments over a period of years certain
                           selected by the Participant that is less than the
                           life of the Participant payable (Select one or
                           more.)
                  ( )      d.l. annually
                  ( )      d.2. quarterly
                  ( )      d.3. monthly
         ( )      e.       An annuity for not more than ____,
         ( )      f.       An annuity for the life of: (Select one or more)
                           f.l. the Participant
                           f.2.    the Participant and spouse
                           f.3.    the Participant and a designated beneficiary
         ( )      g.       An annuity for __ years certain and thereafter for
                           the life of: (Select one or more)
                           g.l.    the Participant
                           g.2.    the Participant and spouse
                           g.3.    the Participant and a designated beneficiary
         ( )      h.       An annuity for a period certain selected by the
                           Participant that is less than the life of: (Select
                           one or more)
                           h.l.    the Participant
                           h.2.    the Participant and spouse
                           h.3.    the Participant and a designated beneficiary

         NOTE: Any number of options may be selected. Once selected, however, any option may not thereafter be eliminated.

                           If an annuity option of life or longer is selected Qualified Joint: and Survivor Annuity provisions are required.

2.       Survivor Annuity Percentage - If a Joint and Survivor Annuity
         is payable, Section 1.2.37 provides that the normal survivor annuity is 50%  of the amount payable during the joint lives of the Participant and spouse, unless the Employer elects a different percentage (Select one):
         ( )      a.       Plan Provision - 50%
         ( )      b.       Other Percentage -_____% (Not less than 50% nor more
                           than 100%)
         ( )      c.       Other Percentage selected by the Participant (Not
                           less than 50% or more than 100%

3.       Time of Distribution - Section 2.5.1(b) provides that
         distributions are deferred to Participants who resign or are discharged prior to retirement until the retirement date unless the employer elects to permit distributions in advance of such date.
         ( )      a.       Plan Provision without advance distribution
                           election.
         (X)      b.       Distributions may be made at the/Participant's
                           election within a reasonable period following the Distribution Date.

4. Distribution Date - Section 2.4.5 provides that, subject to the necessity of obtaining the consent of a Participant and spouse, for the purposes of determining the amount to be distributed, the Distribution Date:

         For a Participant who is not fully vested, is
         ( )      a.       The Anniversary Date coinciding with or following
                           the date of termination.
         ( )      b.       The Valuation Date coinciding with or following the
                           date of termination
         (X)      c.       As soon as practical but prior to the Anniversary
                           Date coinciding with or following the date of
                           termination, based on the preceding Valuation Date.
         ( )      d.       the ( ) Valuation Date ( ) Anniversary Date
                           following ___ consecutive Breaks in Service
         ( )      e.       The Participant's Normal or Early Retirement Date

         For a Participant who is fully vested but who terminates
         employment prior to death, total and permanent disability or retirement at his retirement date is:
         ( )      a.       The Anniversary Date coinciding with or following
                           the date of termination
         ( )      b.       The Valuation Date coinciding with or following
                           the date of termination
         (X)      c.       As soon as practical but prior to the Anniversary
                           Date following the date of termination, based upon
                           the preceding Valuation Date
         ( )      d.       The Participant's Normal or Early Retirement Date

         For a Participant who terminates employment as a result of death, total and permanent disability or retirement at his retirement date, is:
         ( )      a.       The Anniversary Date coinciding with or following
                           the date of termination.
         ( )      b.       The Valuation Date coinciding with or following
                           the date of termination
         (X)      c.       As soon as practical but prior to the Anniversary
                           Date following the date of termination, based upon the preceding Valuation Date

         In the case of a Participant's interest in an Elective
         Account, Voluntary Account or Segregated Account
         attributable tb a rollover contribution from another plan, notwithstanding the foregoing, the Distribution Date, is:
         ( )      a.       Not applicable - The Distribution Date is
                           determined in the manner indicated above for the
                           fully vested Participants
         ( )      b.       The Anniversary Date coinciding with or following
                           the date of termination
         ( )      c.       The Valuation Date coinciding with or following
                           the date of termination
         (X)      d.       As soon as practical but prior tb the Anniversary
                           Date following the date of termination, based upon the preceding Valuation Date.

5.       Hardship Distributions - Section 2.5.5 provides that an
         Employer may permit distributions to Participants while
         employed in the event of financial hardship as specified in the Plan:
         (X)      a.       Hardship distributions are permitted.
         ( )      b.       Hardship distributions are not permitted. Hardship

                           Distributions may be made from a Participants
                           Account as elected below in c and d, provided that
                           Hardship Distributions of earnings on elective
                           Deferrals may only be made on such earnings
                           credited to the Participant's account as of the
                           end of the last Plan Year ending before July 1,
                           1989.  Therefore, subject to such limitation,
                           Hardship Distributions may be taken from:
         ( )      c.       all of Participant's Accounts.
         (X)      d.       only the Participant's Account balances
                           attributable to the following accounts:
                           d.l.  Employer Account
                           d.2.  Qualified Non-Elective Contribution Account
         (X)               d.3.  Elective Contribution Account
                           d.4.  Matching Account
                           d.5.  Segregated Account(attributable to a rollover)
                           d.6.  Voluntary Account

6.       In Service Distributions - Section 2.5.6 provides that an
         Employer may permit distributions to fully vested Participants over the age of 59-1/2 prior to termination of employment if the amounts withdrawn have been allocated to the Participant for two (2) or more years or the Participant has been a
         Participant for at least five (5) years. (Select all applicable)
         (X)      a.       Plan Provision.
         ( )      b.       Require that amounts have been allocated for ___
                           years. (Must be at least 2)
         ( )      c.       Require participation for at least ___ years.
                           (Must be at least 5)
         ( )      d.       In Service Distributions are permitted upon
                           reaching Normal Retirement Date
         ( )      e.       In Service Distribution are permitted for amounts
                           attributable to a rollover from another plan
                           regardless of age or periods of participation
         ( )      f.       In Service Distributions are not permitted.

7.       Qualified Domestic Relations Orders - Section 3.12.9 provides that the Employer may elect to permit distributions to an
         alternate payee pursuant to the terms of a qualified domestic relations order even if the Participant continues to be employed. (Select one)
         ( )      a.       Distributions to an alternate payee are not
                           permitted while the Participant continues to be
                           employed.
         (X)      b.       Distributions to an alternate payee are permitted
                           while the Participant continues to be employed.

H.       Other Administrative Provisions

1.       Earnings - Section 3.1.2 permits the Employer to specify the manner in which earnings are allocated to Participants who receive distributions on any date other than a Valuation Date. Select any of the following:
         (X)      a.       Earnings will be credited solely/as of the
                           immediately preceding Valuation Date.
         ( )      b.       Actual earnings will be credited to the date of
                           distribution.
         ( )      c.       Earnings will be credited solely as of the
                           immediately preceding Valuation Date if
                           distribution is within ___ days of such Valuation
                           Date and will be credited to date of distribution
                           otherwise.
         ( )      d.       Earnings will be credited to the date of
                           distribution based upon an estimate of earnings
                           equal to ___% annually.
         ( )      e.       Earnings will be credited to the date of
                           distribution based upon an estimate of earnings equal to the average rate of earnings during the preceding
                           e.1.    Valuation Period.
                           e.2.    Plan Year.
                           e.3.    _____  Valuation Periods.

2. Loans - Section 3.7.1 provides that the Employer may elect to permit loans to Participants and Beneficiaries in accordance with a participant loan program adopted by the Trustee.
         (X)      a.       Loans are permitted.
         ( )      b.       Loans are not permitted.

3.       Rollovers - Section 3.11.3 authorizes the Employer to permit the transfer of interests in other qualified plans to the
         Plan.
         ( )      a.       Rollover contributions are not permitted.
         ( )      b.       Rollover contributions are permitted only from
                           other plans of the Employer
         ( )      c.       Rollover contributions are permitted only by
                           Employees who have satisfied the conditions for
                           participation.
         (X)      d.       Rollover contributions are permitted from any
                           employee even if not otherwise eligible to be a Participant.

4.       Investment Control - Section 3.6.5 provides that the Employer may elect to permit Participants to control the investment of their Accounts.
         ( )      a.       Participants may not control their investments.
         ( )      b.       Participants may control the investment of their
                           Accounts if fully vested in the Account.
         ( )      c.       Participants may control the investment of their
                           Accounts to the extent vested.
         (X)      d.       Participants may control their investments without
                           regard to their vested interest.
         (X)      e.       Participants may control their investments solely
                           with respect to amounts attributable to: (Select
                           all applicable)
                  ( )      e.1. Non-Elective Contributions
                  (X)      e.2. Qualified Non-Elective Contributions
                  (X)      e.3. Elective Contributions
                  (X)      e.4. Matching Contributions
                  ( )      e.5. Voluntary Contributions
                  (X)      e.6. Amounts rolled over and held in a Segregated
                           Account

5. Top Heavy Assumptions - (This question applies only if the Employer has a Defined Benefit plan.) The interest rate used to establish the Present Value of Accrued Benefits in order to calculate the top heavy ratio under IRC Section 416 shall be
             % and the mortality tables used shall be               .

6.       Valuation Date - For purposes of computing the top-heavy
         ratio, the Valuation Date is (Select one):
         ( )      a.       the first day of Plan Year.
         (X)      b.       the last day of the Plan Year.
         ()       c.       other - Specify. __/__ (Must be at least annually)

7.       Single Plan Minimum Top-Heavy Allocation - For purposes of minimum top-heavy allocations, contributions and forfeitures equal to the following percentage of each non-Key Employee's compensation will be allocated to the Employee's account when the Plan is top-heavy (Select one):
         (X)      a.       3% or the highest percentage allocated to any Key
                           Employee if less.
         ( )      b.       _____% (Must be at least 3).

 8.      Multiple Plans Provision - The Employer which maintains or ever maintained another qualified defined benefit plan or welfare benefit fund or individual medical account in which any participant in the Plan is, was or could become a participant adds the following optional provision which it deems necessary to satisfy Section 41S or 416 of the Code because of the required aggregation of multiple plans: (Select one)
         (X)      a.       Not applicable (No other plan or other plan
                           terminated prior to the Effective Date of this Adoption Agreement).

         ( )      b.       A minimum contribution allocation of 5-. of each
                           Non-Key Participant's total compensation shall be provided in a defined contribution plan of the Employer.

         ( )      c.       A minimum contribution allocation of 7.5-. of each
                           Non-Key Participant's total compensation shall be provided in a defined contribution plan of the Employer.

         ( )      d.       A minimum benefit of _____  (must be at least the
                           lesser of 2% times years of service or 20%) of each Non-Key Participant's total compensation shall be provided in a defined benefit plan of the Employer.

         ( )      e.       A minimum benefit of ______ (must be the lesser of
                           2% times years of service or 20%) of each Non-Key
                           Participant's total compensation shall be provided in a defined benefit plan of the Employer but offset by the amount contributed on such participant's behalf under any defined contribution plan of the Employer.

         ( )      f.       other - Specify.

         NOTE: The method selected must preclude Employer discretion and the Employer must obtain a determination letter in order to continue reliance on the Plan's qualified status.

9. Multiple Defined Contribution Plans - If the Participant is covered under another qualified defined contribution plan maintained by the Employer, other than a master or prototype plan: (Select one)
         (X)      a.       Not applicable.
         ( )      b.       The provisions of this Plan limiting annual
                           additions will apply as if the other plan is a
                           master or prototype plan.
         ( )      c.       other - Specify.

         NOTE: Specify the method under which the plans will limit: total annual additions to the maximum permissible amount, and will properly reduce any excess amounts in a manner that precludes Employer discretion.

10.      Top Heavy Duplications - The Employer who maintains two or more Defined Contribution plans makes the following election:
         (X)      a.       Not applicable.
         ( )      b.       A minimum non-integrated contribution of 3% of each
                           Non-Key Participant's Compensation shall be
                           provided by:
                           ( ) b.i. this Plan.
                           ( ) b.2. the following defined contribution plan:

         ( )      c.       Other - Specify.

         NOTE: The method selected must preclude Employer discretion and avoid inadvertent omissions, including any adjustments required under Code
                           Section 415(e).  The Employer must obtain a
                           determination letter in order to continue reliance on the Plan's qualified status.

11.      Annual Addition Limitation - If a Participant is or has ever been a participant in a defined benefit pension plan
         maintained by the Employer, Section 3.2.1(c) provides that
         Annual Additions shall be limited.
         (X)      a. Not applicable
         ( )      b. The contribution to the Plan allocable to the
                  Participant shall be reduced so that the limitations are
                  not exceeded.
         ( )      c. Other - Specify

         NOTE: specify the method under which the plans will limit total additions to the maximum permissible amount, and will properly reduce any excess amounts in a manner that precludes employer discretion.

12.      Section 415 Compensation Definition. For purposes of
         calculating an Employee's compensation pursuant to Section 3.2.1(h), relating to limitations on contributions and benefits, Compensation means all of each Participant's
         ( )      a.       Wages as computed for Wages, Tips, and Other
                           Compensation Box on Form W-2.
         ( )      b.       Section 3401(a) wages.
         (X)      c.       Section 415 safe harbor compensation.

cat10ksb.sca

Exhibit No. 10.8


                           REVOLVING CREDIT AGREEMENT

                           Dated as of April 8 , 1996

         Carpet Transport, inc. , a Florida corporation ("CTI") , A & P Transportation, Inc. , a Georgia corporation ("APT") and Chase Brokerage, Inc. , a Georgia corporation ("CBI") (collectively, CTI, APT and CBI are herein refereed to as "Borrowers") , and Transport Clearings L.L.C. , a Minnesota limited liability company ("Lender") agree as follows:

                                    ARTICLE I
                                   Definitions

         Section 1.01 Definitions.   For all purposes of this Agreement, except
as otherwise expressly provided or unless the context otherwise requires:

         (a) the terms defined in this Article have the meanings assigned to them in this Article, and include the plural as well as the singular; and

         (b) all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles.

         "Advance,, means an advance by Lender to the Borrowers or any of them pursuant to Article II.

         "Commitment" means $5,000,000 unless said amount is reduced pursuant to Section 2 .04, in which event it means the amount to which said amount is reduced.

         "Event of Default" has the meaning specified in Section 7.01.

         "Guaranty" means the joint and several guaranty dated of even date herewith of Timothy Holstein, Erik Bailey, Continental American Transportation, Inc., a Colorado corporation, and Carpet Transport Holdings Corp., a Delaware corporation (hereinafter collectively, if more than one, referred to as "Guarantors"), pursuant to which Guarantors guarantee payment to Lender of the amounts payable by Borrowers to Lender pursuant to this Agreement.

         "Net Worth, means the aggregate of capital and surplus of the Borrowers, all determined in accordance with generally accepted accounting principles.

         "Note"  has the meaning specified in Section 2.02.

         "Security Agreement" means that certain Security Agreement dated of even date herewith from the Borrowers to lender, granting Lender a security interest in all accounts receivables and other assets of Borrowers, as security for the obligations hereunder.

                                   ARTICLE II
                     Amount and Terms of the Revolving Loans

         Section 2. 01 Revolving Loans. Lender agrees, on the terms and subject the conditions hereinafter set forth, to make Advances to the Borrowers from time to time commencing on the date hereof and continuing for a period of six months, or the earlier date of termination in whole of the Commitment pursuant to Section 2.04 or Section 7.02, in an aggregate amount (the "Borrowing Base") not to exceed at any time outstanding the lesser of
(a) an amount equal to the sum of (i) 80% of the Qualified Receivables as defined in Section 2.09 hereof of CTI, plus (ii) 80% of the Qualified Receivables of APT, plus (iii) or 80% of the Qualified Receivables of CBI, or (b) the Revolving Loan Commitment. Each Advance shall be in the amount of $1,000 or an integral multiple thereof. The Borrowers may borrow, prepay pursuant to Section 2.05 and reborrow under this Section. Upon request of Borrowers, Lender may, at its option, and in its sole discretion, renew the commitment upon the terms and conditions of this Agreement for additional six-month periods in such amounts as Lender may determine in its sole discretion. Any such renewal shall be effective only if in writing signed by Lender; provided, however, that any Advances made by Lender after the date of expiration of the commitment shall be subject to all of the terms and conditions of this Agreement.

         Section 2.02 The Note.  The Advances made by Lender pursuant to
Section 2. 01 shall be evidenced by and repayable with interest in accordance with a single, joint and several Promissory note of the Borrowers (the "Note") payable to the order of Lender, substantially in the Form of Exhibit A hereto, dated the date of the initial Advance hereunder. The Note shall bear interest on the unpaid principal amount thereof from the date thereof until paid at the rate therein provided.

         Section 2.03 Making the Revolving Loans. Each Advance shall be made on at least one business day' s prior notice from the Borrowers to Lender by telephonic request or in writing by any person purporting to be authorized to request Advances on behalf of each Borrower, which request shall specify (a) the date of the requested Advance, (b) the amount thereof, and (c) the portion of the Advance to be made to each Borrower, which portion shall not exceed 80% of the Qualified Receivables of such Borrower. Each borrowing request shall he accompanied by supporting information with respect to the amount of the Qualified Receivables for each requesting Borrower as of the date of such request. Lender shall use its best efforts to make the requested Advance to Borrowers in the proportions requested by Borrowers on the date such request is made provided that Lender receives the written request prior to 11:00 a.m.
Central Standard Time on any business day. Upon fulfillment of the applicable conditions set forth in Article III, Lender may disburse the amount of the requested Advance in such manner as Lender and the Borrowers may from time to time agree. Any request for an Advance, whether written or telephonic, shall be deemed to be a representation that the statements set forth in Section 3.02 are correct. Advances shall be made directly to each individual in the amount requested, in an amount not to exceed 80% of the Qualified Receivables of such Borrower. If the amount of the borrowing requests would result in an aggregate outstanding principal balance of the loan in excess of the amount of the Commitment at any time, Lender may reduce the amount(s) of the Advances to any or all of the Borrowers in such manner and amounts as Lender may determine in its sole discretion.

Section 2.04 Termination or Reduction of the Commitment.

     (a) The Borrowers shall have the right at any time and from time to time upon three business days' prior notice to Lender permanently to terminate in whole or Permanently to reduce in part the Commitment, without penalty or premium, and provided that no reduction shall reduce the Commitment to an amount less than the aggregate amount of the Advances outstanding at the time with respect thereto.

     (b) Lender may, at any time, with or without cause, and regardless of whether Borrowers are in default hereunder, terminate this Agreement and its Commitment to advance funds hereunder upon thirty (30) days written notice to Borrowers. This provision shall not be construed to limit or affect Lender's right to terminate this Agreement and the Commitment immediately in the event of a default, or to otherwise exercise its rights and remedies under Section 7.02 hereof.

         Section 2.05 Voluntary Prepayments . The Borrowers may prepay the Note in whole at any time or from time to time in part, without penalty or premium, provided, that any prepayment shall include accrued interest thereon, and each partial prepayment shall be in the principal amount of $1,000 or an integral multiple thereof.

         Section 2.06 Computation of Interest. Interest under the Note shall be computed as provided in the Note.

         Section 2.07 Payment. All payments of principal and interest under the Note hereunder shall be made to Lender in immediately available funds. Borrowers agree that the amount shown on the books and records of Lender as being the aggregate amount of Advances outstanding on the Note shall be prima facie evidence of the principle amount of the Note then outstanding. Borrowers will direct each of their account debtors to make payments due under the relevant account or chattel paper directly to Lender, and shall immediately turn over to Lender any of such receivables, bills or accounts collected by Borrowers. Borrowers hereby authorize and direct Lender to deposit such bills into a special collateral account to be established and maintained in Lender's name all: checks, drafts and cash payments received from Borrowers' account debtors. All deposits in said collateral account shall constitute proceeds of Collateral until credited against Borrowers' obligations hereunder. Borrowers shall immediately turn over to Lender any payments received by Borrowers from account debtors. Payments received by Lender prior to 12:00 noon central standard time on each business day shall be applied against Borrowers' obligations hereunder two (2) business days after receipt by Lender; until such application, the account so paid shall continue to be included in the Borrowing Base. If any collection item, the subsequently dishonored or otherwise returned unpaid to Lender may debit Borrowers' loan account for such amount, including any charges for dishonored items, retroactively to the date that the amount was credited against Borrowers' obligations.

         Section 2.08 Payment on Non-Business Days. Whenever any payment to be made hereunder or under the Note shall be stated to be due on a Saturday, Sunday or a holiday for Lender under the laws of the State of Minnesota, such payment may be made on the next succeeding Lender business day, and such extension of time shall in such case be included in the computation of payment of interest on the Note or the fees hereunder, as the case may be.

         Section 2.09 Accounts Receivable. In order to qualify for inclusion in the Borrowing Base formulation, accounts receivable of the Borrowers shall, at all times comply with the following criteria (receivables so complying shall be referred to herein as "Qualified Receivables"):

         (a) The account shall consist of a bona fide freight bill arising out of shipments of goods in interstate or intrastate commerce;

         (b) The title of the Borrowers to the account is absolute and is not subject to any prior assignment, claim, lien or security interest;

         (c) The amount shown on the books of the Borrowers and on a copy or schedule of any freight bills or statements delivered to Lender is owing to the Borrowers, and no partial payment for which full credit has not been reflected has been made thereon by anyone;

         (d) The account is not subject to any known: (1) claim of reduction, counterclaim, setoff, recoupment, or (2) any claim for credits, allowances or adjustments by the account debtor because of damaged goods or unsatisfactory services, or for any other reason;

         (f) The account is due and payable not more than thirty (30) days from the date of the invoice therefor;

         (g) The account is not more than sixty (60) days past due (If fifty percent (50%) or more of the receivables of any customer of Borrowers is more than 60 days past due, the entire account of such customer shall be deemed to be more than 60 days past due);

         (h) The account does not arise out of a contract with, or order from an account debtor that, by its terms forbids or makes the assignment of that account to the lender void or unenforceable;

         (i) The Borrowers have not received any note, trade acceptance, draft or other instrument with respect to or in payment of the account, or any chattel paper with respect to the goods giving rise to the account, and, if any such instrument or chattel paper is received, the Borrowers will immediately notify the Lender and, at Lender's request, endorse or assign and deliver the same to Lender;

         (j) Neither the Borrowers nor Lender has any notice of anything which might, in Lender's sole judgment, impair the credit standing of the account debtor;

         (k) The account debtor is not an affiliate of any of the Borrowers;

         (l) Neither the account nor the account debtor have been placed on Lender's nonpurchase list;

         (m) In determining the Borrowing Base, all funds held by Borrowers as advance deposits shall be deducted from the total amount of all accounts.

                                   ARTICLE III
                              Conditions of Lending

         Section 3.01 Conditions Precedent to the Initial Advance. The obligation of Lender to make its initial Advance on the Note is subject to the condition precedent that Lender shall have received on or before the day of such Advance all of the following, each dated (unless otherwise indicated) such day, in form and substance satisfactory to Lender:

         (a) The Note and the Security Agreement properly executed on behalf of the Borrowers.

         (b) Certified copies of the resolutions of the boards of Directors of the Borrowers evidencing approval of this Agreement, the Security
Agreement, the Note and other matters contemplated hereby.

         (c) A signed copy of a certificate of the Secretaries or an Assistant Secretaries of each of the Borrowers which shall certify the names of the officers of the Borrowers authorized to sign this Agreement and the Note and the other documents or certificates to be delivered pursuant to this Agreement by the Borrowers or any of their respective officers, together with the true signatures of such officers. Lender may conclusively rely on such certificate until it shall receive a further certificate of the Secretary or Assistant Secretary of the Borrowers canceling or amending the prior certificate and submitting the signatures of the officers named in such further certificate.

         (d) A Certificate of Good Standing from the Secretary of State of incorporation of each of the Borrowers and copies of the Articles of Incorporation and Bylaws of each of the Borrowers, certified by the Secretaries or an Assistant Secretary of each of the Borrowers as being true and correct copies thereof.

         (e)  The Guaranty executed by Guarantors.

         Section 3.02 Conditions Precedent to All Advances. The obligation of Lender to make each Advance (including the initial Advance) shall be subject to the further conditions precedent that on the date of such
Advance:

         (a) the representations and warranties contained in Article IV are correct on and as of the date of such Advance as though made on and as of such date, except to the extent that such representations and warranties relate solely to an earlier date;

         (b) no event has occurred and is continuing, or would result from such Advance, which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both;

         (c) Lender shall have received the Note properly executed on behalf of the Borrowers;

         (d)  The guaranty shall be in full force and effect;

         (3) Borrowers shall have and retain valid and current motor carrier's licenses and/or such licenses or permits as are necessary to ship goods and operate their business.

                                   ARTICLE IV
                         Representations and Warranties

         The Borrowers represent and warrant to Lender as follows:

         Section 4.01  Corporate Existence and Power.

                a. APT and CBI are corporations duly incorporated, validly existing and in good standing under the laws of Georgia. CTI is a corporation duly incorporated, validly existing and in good standing under the laws of Florida. Borrowers are duly licensed or qualified to transact business in all jurisdictions where the character of the property owned or leased or the nature of the business transacted by it makes such licensing or qualification necessary. The Borrowers have all requisite power and authority, corporate or otherwise, and have obtained all licenses and permits necessary to conduct its business, and to execute and deliver, and to perform all of their obligations under this Agreement, the Note and the Security Agreement.

                b. Carpet Transport Holdings Corp. ("CTHC") is a corporation duly incorporated, validly existing and in good standing under the laws of Delaware. Continental American Transportation, Inc. ("CAT") is a corporation duly incorporated, validly existing and in good standing under the laws of Colorado. CTHC and CAT are duly licensed or qualified to transact business in all jurisdictions where the character of the property owned or leased or the nature of the business transacted by it makes such licensing or qualification necessary. CTHC and CAT have all requisite power and authority, corporate or otherwise, and have obtained all licenses and permits necessary to conduct its business, and to execute and deliver, and to perform all of their obligations under the Guaranty.

         Section 4.02 Validity of Accounts. Borrowers warrant that all Qualified Receivables submitted by Borrowers for Advances hereunder pursuant to Section 2.01 hereof shall be genuine and in all respects what they purport to be, that Borrowers have good and unencumbered title thereto; that Borrowers have no knowledge of any facts impairing the worth or validity thereof; that the amounts set forth thereon are the true and correct amounts and that there are no offsets, counterclaims or deductions existing against the same. Lender may verify accounts at any time, and Borrowers shall assist Lender in so doing.

         Section 4.03 Authorization of Borrowing; No Conflict as to Law or Agreements. The execution, delivery and performance by the Borrowers of this Agreement, the Note and the Security Agreement and the borrowings from time to time hereunder have been duly authorized by all necessary corporate action and do and will not (i) require any consent or approval of the stockholders of any of the Borrowers, or any authorization, consent or approval by any governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, (ii) violate any provision of any law, rule or regulation or of any order, writ, injunction or decree presently in effect having applicability to the Borrowers or to the Articles of Incorporation or Bylaws of any of the Borrowers, (iii) result in a breach of or constitute a default under any indenture or loan or credit agreement or any other agreement, lease or instrument to which any of the Borrowers is a party or by which it or its properties may be bound or affected, or (iv) result in, or require, the creation or imposition of any mortgage, deed of trust, pledge, lien, security interest or other charge or encumbrance of any nature (other than the Security Agreement) upon or with respect to any of the properties now owned or hereafter acquired by the Borrowers.

         Section 4.04 Legal Agreements. This Agreement and the Security Agreement constitute, and the Note, when executed and delivered by the Borrowers hereunder, will constitute the legal, valid and binding obligations of the Borrowers enforceable against the Borrowers in accordance with their respective terms.

         Section 4.05  Subsidiaries.  The Borrowers have no subsidiaries.

         Section 4.06 Financial Condition. The Borrowers and Guarantors have heretofore furnished certain financial statements to Lender. Said financial statements fairly present the financial condition of the Borrowers and Guarantors as of the dates thereof and the results of Borrowers' operations for the periods then ended, and were prepared in accordance with generally accepted accounting principles.

         Section 4.07 Adverse Change. There has been no material adverse change in the business, properties or condition (financial or otherwise) of the Borrowers or Guarantors since the date of the latest financial statements referred to in Section 4.06.

         Section 4.08 Litigation. There are no actions, suits or proceedings pending or, to the knowledge of the Borrowers or Guarantors, threatened against or affecting the Borrowers or the Guarantors or the properties of the Borrowers or Guarantors before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which, if determined adversely to the Borrowers or Guarantors, would have a material adverse effect on the financial condition, properties, or operations of the Borrowers or Guarantors.

         Section 4.09 Taxes. The borrowers have filed all federal, state and local tax returns which to the knowledge of the officers of such Borrowers are required to be filed, and the Borrowers have paid or caused to be paid to the respective taxing authorities all taxes as shown on said returns or on any assessment received by it to the extent such taxes have become due.

         Section 4.10 Titles and Liens. The Borrowers and Guarantors have good title to each of the properties and assets assigned to Lender pursuant to the Security Agreement free and clear of all liens and encumbrances of any kind and nature whatsoever.

         Section 4.11 Pension Program. No Reportable Event has occurred and is continuing with respect to any Plan.

         Section 4.12 Security Agreement. The Security Agreement creates a valid security interest in favor of Lender in all of the property covered thereby to the extent that Article 9 of the Uniform Commercial Code is applicable thereto, and a Financing Statement in appropriate form has been duly filed Pursuant to the Uniform Commercial Code resulting in all such property.

         Section 4.13 Other Security Interests. Except as disclosed to lender in writing, there are no security interests or liens against the property covered by the Security Agreement.

                                    ARTICLE V
                     Affirmative Covenants of the Borrowers

         So long as the Note shall remain unpaid or the Commitment shall be outstanding, the Borrowers will comply with the following requirements, unless Lender shall otherwise consent in writing:

         Section 5.01. Financial Statements. In addition to the statements required pursuant to Section 5.03 below, the Borrowers will deliver to
Lender:

     (a) as soon as available, and in any event within 120 days after the end of each fiscal year of the Borrowers, audited balance sheets and statements of income and expenses, all in reasonable detail, and in form and substance satisfactory to Lender and prepared by an independent public accountant in accordance with generally accepted accounting principles.

     (b) as soon as avail-able and in any event within 120 days after the end of each calendar year, the personal financial statement of assets and liabilities of each Guarantor, in reasonable detail, and in form and content satisfactory to Lender, prepared by an independent public accountant in accordance with generally accepted accounting principles;

     (c) Within twenty (20) days after the end of each month (i) a summary of the operations of each of the Borrowers during such month in such form as Lender may reasonably request, (ii) a profit and loss statement for such month, and a balance sheet for each of the Borrowers as of the end of such month. (iii) such information respecting the Borrowers and their affairs as Lender may reasonably request;

     (d) immediately after the commencement thereof, notice in writing of all litigation and of all proceedings before any governmental or regulatory agency affecting the Borrowers or Guarantors of the type described in Section 4.07 or which seek a monetary recovery against the Borrowers or Guarantors in excess of $5,000;

     (e) as promptly as practicable (but in any event not later than five business days) after any officer of the Borrowers obtains knowledge of the occurrence of any event which constitutes an Event of Default or would constitute an Event of Default with the passage of time or the giving of notice, or both, notice of such occurrence, together with a detailed statement by a responsible officer of the Borrowers of the steps being taken by the Borrowers to cure the effect of such event;

     (f) such other information respecting the financial condition and results of operations of the Borrowers as Lender may from time to time reasonably request.

         Section 5.02 Books and Records; Inspection and Examination. The Borrowers will keep accurate books of records and account for itself in which true and complete entries will be made in accordance with generally accepted accounting principles consistently applied and, upon request of Lender, will given any representative of Lender access to, and permit such representative to examine, copy or make extracts from, any and all books, records and documents in its possession, to inspect any of its properties and to discuss its affairs, finances and accounts with any of its principal officers, all at such times during normal business hours and as often as Lender may reasonably request.

         Section 5.03 Collateral Records and Statements. Lender shall have access to all records of Borrowers, and may turn over to any institution providing financing to lender, statements and reports containing all reasonable information and reports required by such institution, including, among other things, a weekly account receivable aging and daily information regarding which receivables, are Qualified Receivables and which receivables are not Qualified Receivables, a classification of accounts according to age, identifying those which are current, those which ar less than 30 days past due, those which are more than 31 but less than 60 days past due and a reconciliation of such aging of accounts. Borrowers shall cooperate with lender in compiling and providing such information.

         Section 5.04 Compliance with Laws. The Borrowers will comply with the requirements of applicable laws and regulations, the noncompliance with which would materially and adversely affect its business or its financial condition.

         Section 5.05 Payment of Taxes and Other Claims. The Borrowers will pay or discharge all taxes, assessments and governmental charges levied or imposed upon it or upon its income or profits, or upon any properties belonging to it, prior to the date on which penalties attach thereto and all lawful claims for labor, materials and supplies which, if unpaid, might by law become a lien or charge upon any properties of the Borrowers; provided, that the Borrowers shall not be required to pay any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings.

         Section 5.06 Insurance. The Borrowers will obtain and maintain insurance with insurers believed by the Borrowers to be responsible and reputable, in such amounts and against such risks as is usually carried by companies engaged in similar business and owning similar properties in the same general areas in which the Borrowers operate, including without limitation liability and cargo insurance, and shall provide Lender, upon Lender's request from time to time, with a certificate of insurance confirming the existence of such insurance.

         Section 5.07 Preservation of Corporate Existence. The Borrowers will preserve and maintain their corporate existence and all of its rights, privileges and franchises; provided, however, that the Borrowers shall not be required to preserve any of their rights, privileges and franchises if its Board of Directors shall determine that the preservation thereof is no longer desirable in the conduct of the business of the Borrowers and that the loss thereof is not disadvantageous in any material respect to Lender as a holder of the Note. Borrowers shall promptly notify Lender in writing prior to any change in Borrowers' name or corporate structure.

         Section 5.08 Net Worth. The Net Worth of any of the Borrowers will not decrease from the beginning to the end of any period of three consecutive months during the term of this Agreement.

                                   ARTICLE VI
                               Negative Covenants

         So long as the Note shall remain unpaid or Lender shall have any Commitment hereunder, the Borrowers agree that, without the prior written consent of Lender:

         Section 6.01 Sale of Assets. The Borrowers will not sell, lease, assign, transfer or otherwise dispose of all or a substantial part of its assets (whether in one transaction or in a series of transactions) to any other Person.

         Section 6.02 Consolidation and merger. The Borrowers will not consolidate with or merge into any Person, or permit any other Person to merge into it, or acquire (in a transaction analogous in purpose or effect to a consolidation or merger) all or substantially all he assets of any other Person.

         Section 6.03 Restrictions on Nature of Business. The Borrowers will not engage in any line of business materially difference from that presently engaged in by the Borrowers.

         Section 6.04 Ownership Transfers. No part of the legal, beneficial, or equitable ownership of Borrowers shall be changed by sale, conveyance, transfer, assignment, or encumbrance without the prior written consent of Lender.

                                   ARTICLE VII
                     Events of Default, Rights and Remedies

         Section 7.01 Events of Default. "Events of Default," wherever used herein, means any one of the following events:

         (a) Default in the payment of any interest on the Note when it becomes due and payable or default in payment of the principal of the Note when it becomes due and payable;

         (b) Any representation or warranty made by the Borrowers in this Agreement or by the Borrowers (or any of their officers) in any certificate, instrument, or statement contemplated by or made or delivered pursuant to or in connection with this Agreement, shall prove to have been incorrect in any material respect when made;

         (c) Default in the performance, or breach, of any covenant or agreement of the Borrowers in this Agreement or in the Security Agreement;

         (d) Any of the Borrowers or Guarantors shall be adjudicated a bankrupt or insolvent, or admit in writing its inability to pay its debts as they mature, or make an assignment for the benefit of creditors; or any of the Borrowers or guarantors shall apply for or consent to the appointment of any receiver, trustee, or similar officer for it or for all or any substantial part of its property; or such receiver, trustee or similar officer shall be appointed without the application or consent of any of the Borrowers or Guarantors and such appointment shall continue undischarged for a period of 30 days; or a petition shall be filed by any of the Borrowers or Guarantors under the United States Bankruptcy Code naming any of the Borrowers or Guarantors as debtor thereunder or any such petition shall be filed against any of the Borrowers or Guarantors and shall remain undismissed for a period of 30 days; or any judgment, writ, warrant of attachment or execution or similar process shall be issued or levied against a substantial part of the property of any of the Borrowers or Guarantors and such judgment, writ, or similar process shall not be released, vacated or fully bonded within 30 days after its issue or levy;

         (e) The rendering against any of the Borrowers or Guarantors of a final judgment, decree or order for the payment of money in excess of $10,000 and the continuance of such judgment, decree or order unsatisfied and in effect for any period of 30 consecutive days without a stay of execution;

         (f) Any Guarantor shall sell, transfer, convey, assign or otherwise dispose of any of its shares of stock in any of the Borrowers (whether in one transaction or a series of transactions and whether voluntarily or involuntarily).

         (g)  Lender shall deem itself insecure.

         (h) Any lien or encumbrance shall be filed against any of the Borrowers, or any property given as collateral pursuant to the Security Agreement.

         Section 7.02 Rights and Remedies. Upon the occurrence of an Event of Default or at any time thereafter until such Event of Default is cured to the written satisfaction of Lender, Lender may exercise any or all of the following rights and remedies:

         (a) Lender may, by notice to the Borrowers declare the Commitment to be terminated, whereupon the same shall forthwith terminate;

         (b) Lender may, by notice to the Borrowers, declare the entire unpaid principal amount of the Note then outstanding, all interest accrued and unpaid thereon, and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Note, all such accrued interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrowers.

         (c) Lender may, without notice to the Borrowers and without further action, apply any and all money owing by Lender to the Borrowers to the payment of the principal amounts of the Note then outstanding, including interest accrued thereon, and of all other sums then owing by the Borrowers hereunder, all in such order as Lender shall determine; and

         (d) Lender may exercise and enforce its rights and remedies under the Security Agreement.

                                  ARTICLE VIII
                                  Miscellaneous

         Section 8.01 No Waiver; Cumulative Remedies. No failure or delay on the part of Lender in exercising any right, power or remedy hereunder or under the Security Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder or under the Security Agreement. The remedies herein and in the Security Agreement provided are cumulative and not exclusive of any remedies provided by law.

         Section 8.02 Amendments, Etc. No amendment, modification, termination or waiver of any provision of this Agreement, the Security Agreement or the Note or consent by the Borrowers to any departure therefrom shall be effective unless the same shall be in writing and signed by Lender and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No notice to or demand on the Borrowers in any case shall entitle the Borrowers to any other or further notice or demand in similar or other circumstances.

         Section 8.03 Addresses for Notices, Etc. Except as otherwise expressly provided herein, all notices, requests, demands and other communications provided for hereunder and under the Security Agreement shall be in writing and mailed or delivered to the applicable party at its address indicated below:

         If to the Borrowers:

         495 Lovers' Lane
         Calhoun, Georgia 30701

         If to Lender:

         Transport Clearings L.L.C.
         1821 University Avenue W. Suite N200
         St. Paul, Minnesota 55104-3196

or as to each party, at such other address as shall be designated by such party in a written notice to the other party complying as to delivery with the terms of this Section. All such notices, requests, demands and other communications shall, when mailed, be effective when deposited in the mails, addressed as aforesaid, except that notices or requests to Lender pursuant to any of the provisions of Article II shall not be effective until received by Lender.

         Section 8.04 Costs and Expenses. The Borrowers agree to pay on demand all costs and expenses of Lender in connection with the preparation of this Agreement, the Note and the other instruments and documents to be delivered hereunder and thereunder, including the reasonable fees and out-of-pocket expenses of counsel for Lender with respect thereto. The Borrowers further agree to pay on demand all out-of-pocket expenses of legal counsel retained by Lender in connection with the enforcement of this Agreement, the Note, the Security Agreement and the other instruments and documents to be delivered hereunder and thereunder.

         Section 8.05 Execution in Counterparts. This Agreement and the Security Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts of this Agreement or the Security Agreement, as the case may be, taken together, shall constitute but one and the same instrument.

         Section 8.06 Binding Effect, Assignment. This Agreement and the Security Agreement shall be binding upon and inure to the benefit of the Borrowers and Lender and their respective successors and assigns, except that the Borrowers shall not have the right to assign its rights hereunder or thereunder or any interest herein or therein without the prior written consent of Lender.

         Section 8.07 Governing Law. This Agreement, the Note and the Security Agreement shall be governed by, and construed in accordance with, the laws of the State of Minnesota.

         Section 8.08 Jurisdiction. Borrowers agree that the state and federal courts sitting in the State of Minnesota shall have exclusive jurisdiction to hear and determine any claims or disputes between the Borrowers and Lender pertaining directly or indirectly to this Agreement, the Note, the indebtedness evidenced hereby, or to any matter arising therefrom and Borrowers hereby waive any objection to the inconvenient forum.

         Section 8.09 Severability of Provisions. Any provision of this Agreement which is prohibited or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof.

         Section 8.10 Headings. Article and Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.



                                                     TRANSPORT CLEARINGS L.L.C.


                                                     By: s/Richard L.
                                                     Its:  Treasurer


                                                     CARPET TRANSPORT, INC.


                                                     By:   s/Timothy Holstein
                                                     Its:  President


                                                     A & P TRANSPORTATION, INC.


                                                     By:   s/Timothy Holstein
                                                     Its:  President


                                                     CHASE BROKERAGE, INC.


                                                     By:    s/Timothy Holstein
                                                     Its:   President
cat10ks2.sca

Exhibit No. 10.9



                 ADOPTION AGREEMENT FOR RESOURCES TRUST COMPANY
                STANDARDIZED 401(k) PROFIT SHARING PLAN AND TRUST
                            (WITH PAIRING PROVISIONS)




The undersigned Employer adopts the Resources Trust Company
Standardized 401(k) Profit Sharing Plan for those Employees who shall qualify as Participants hereunder, to be known as the

A1       CTI Retirement Plan
                  (Enter Plan Name)

         It shall be effective as of the date specified below. The Employer hereby selects the following Plan specifications:


EMPLOYER INFORMATION

CAUTION: The failure to properly fill out this Adoption Agreement may result in disqualification of the Plan.

B1       Name of Employer          Carpet Transport, Inc.


B2       Address                    P.O. Box 7
                                    Calhoun                 GA    30703-7014
                                    City                   State       ZIP


B3       Employer Identification Number                       59-1275946


B4       Date Business Commenced                            December 19, 1967


B5       TYPE OF ENTITY
         a.       ( )      S Corporation
         b.       ( )      Professional Service Corporation
         c.       (X)      Corporation
         d.       ( )      Sole Proprietorship
         e.       ( )      Partnership
         f.       ( )      Other
         AND, is the Employer a member of ...
         g.       a controlled group?                (X) Yes          ( ) No
         h.       an affiliated service group?       (X) Yes          ( ) No

B6       NAME(S) OF TRUSTEE(S)
         a.       Don Conord

         b.

         c.

B7       TRUSTEES' ADDRESS
         a.       (X)      Use Employer Address

         b.       ( )
                           Street

        City                                  State              ZIP

B8       LOCATION OF EMPLOYER'S PRINCIPAL OFFICE
         a.       (X) state of     GA                or b.  ( ) commonwealth of
                                      and this Plan and Trust shall be
         governed under the same.

B9       EMPLOYER FISCAL YEAR (means the 12 consecutive-month period):
                  Commencing on

                  a.       July       1       (e.g., January 1st) and ending on
                           month     day
                  b.       June      30.
                           month     day

PLAN INFORMATION

C1       EFFECTIVE DATE
                  This Adoption Agreement of the Resources Trust Company Standardized 401(k) Profit Sharing Plan and Trust shall:

                  a.  (X)      establish a new Plan and Trust effective as of
                               July 1, 1995 (hereinafter called the Effective
                               Date).
                  b.  ( )      constitute an amendment and restatement in its
                               entirety of a previously
                               (hereinafter called the Effective Date).
                               Except as specifically provided in the Plan,
                               the effective date of this amendment and
                               restatement is                           ,
                               (For TRA '86 amendments, enter the first day of the first Plan Year beginning in 1989).

C2       PLAN YEAR (means the 12 consecutive-month period):
                  Commencing on

                  a.       July 1       (e.g., January 1st) and ending on

                  b.       June 30.

C2 (con't)                 IS THERE A SHORT PLAN YEAR?

                  c.       (X)      No
                  d.       ( )      Yes, beginning
                                    and ending                          .

C3       ANNIVERSARY DATE of Plan (Annual Valuation Date)
                  a.       June                      30
                           month                     day

C4       PLAN NUMBER assigned by the Employer (select one)
                  a.       (X)      001
                  b.       ( )      002
                  c.       ( )      003
                  d.       ( )      Other                    .

C5 NAME OF PLAN ADMINISTRATOR (Document provides for the Employer to appoint an Administrator. If none is named, the Employer will become the Administrator.)
                  a.   (X)      Employer (Use Employer Address)
                  b.   ( )      Name
                                Address

                                      City            State            ZIP
                                Telephone
                                Administrator's I.D. Number

C6       PLAN'S AGENT FOR SERVICE OF LEGAL PROCESS
                  a.    (X)      Employer (Use Employer Address)
                  b.    ( )      Name
                                 Address

                                       City            State            ZIP

ELIGIBILITY, VESTING AND RETIREMENT AGE

NOTE: For purposes of this section, the term Employee shall include all Employees of this Employer, any Affiliated Employer, and any leased employees deemed to be Employees under Code Section 414(n) or 414(o).

D1       ELIGIBLE EMPLOYEES (Plan Section 1.15) shall mean all
         Employees who have satisfied the eligibility requirements except those checked below:

                  a.  ( )      N/A.  No exclusions.
                  b.  (X)      Employees whose employment is governed by a
                               collective bargaining agreement between the
                               Employer and employee representatives under which retirement benefits were the subject of good bargaining. For this purpose, the term employee representatives does not include any organization more than half of whose members are employees who are owners, officers, or executives of the Employer.

                  c.   (X)      Employees who are nonresident aliens who
                                received no earned income (within the meaning of Code Section 911(d)(2) from the Employer which constitutes income from sources within the United States (within the meaning of Code
                                Section 861(a)(3)).

D2 HOURS OF SERVICE (Plan Section 1.31) will be determined on the basis of the method selected below. Only one method may be selected. The method selected will be applied to all Employees covered under the Plan.

                  a.  (X)      On the basis of actual hours for which an
                               Employee is paid or entitled to payment.
                  b.  ( )      On the basis of days worked. An Employee will
                               be credited with ten (10) Hours of Service if
                               under the Plan such Employee would be credited
                               with at least one (1) Hour of Service during
                               the day.
                  c.  ( )      On the basis of weeks worked. An Employee will
                               be credited forty-five (45) Hours of Service
                               if under the Plan such Employee would be
                               credited with at least one (1) Hour of Service
                               during the week.
                  d.  ( )      On the basis of semi-monthly payroll periods.
                               An Employee will be credited with ninety-five
                               (95) Hours of Service if under the Plan such
                               Employee would be credited with at least one
                               (1) Hour of Service during the semi-monthly
                               payroll period.
                  e.  ( )      On the basis of months worked.  An Employee
                               will be credited with one hundred ninety (190)
                               Hours of Service if under the Plan such
                               Employee would be credited with at least one
                               (1) Hour of Service during the month.

D3       CONDITIONS OF ELIGIBILITY (Plan Section 3.1)

         NOTE: If the Year(s) of Service selected is or includes a fractional year, an Employee will not be required to complete any specified number of Hours of Service to receive credit for such fractional year. If expressed in Months of Service, an Employee will not be required to complete any specified number of Hours of Service in a particular month.

                  Check either a. OR b. and c., and if applicable, d.

                  Any Eligible Employee will be eligible to participate in the Plan if such Eligible Employee has satisfied the service and age requirements, if any, specified below:
                  a.  ( )      NO AGE OR SERVICE REQUIRED.
                  b.  (X)      SERVICE REQUIREMENT (may not exceed 1 year)
                               1.      ( )      None
                               2.      (X)      1/2 Year of Service
                               3.      ( )      1 Year of Service
                               4.      ( )      Other
                  c.  (X)      AGE REQUIREMENT (may not exceed 21)
                               1.      ( )      N/A - No Age Requirement
                               2.      ( )      20-1/2
                               3.      (X )     21
                               4.      ( )      Other
                  d.  ( )      FOR NEW PLANS ONLY--Regardless of any of the
                               above age or service requirements, any
                               Eligible Employee who was employed on the Effective Date of the Plan shall be eligible to participate hereunder and shall enter the Plan as of such date.

D4       EFFECTIVE DATE OF PARTICIPATION (Plan Section 3.2) An Eligible
                  Employee shall become a Participant as of:
                  a.  ( )      the first day of the Plan Year in which he met
                               the requirements.
                  b.  ( )      the first day of the Plan Year in which he met
                               the requirements, if he met the requirements
                               in the first 6 months of the Plan Year, or as
                               of the first day of the next succeeding Plan
                               Year if he met the requirements in the last 6
                               months of the Plan Year.
                  c.  (X)      the earlier of the first day of the seventh
                               month or the first day of the Plan Year
                               coinciding with or next following the date on
                               which he met the requirements.
                  d.  ( )      the first day of the Plan Year next following
                               the date on which he met the requirements.
                               (Eligibility must be 1/2 Year of Service or
                               less and age 20-1/2 or less.)
                  e.  ( )      the first day of the month coinciding with or
                               next following the date on which he met the
                               requirements.
                  f.  ( )      Other:
                               provided that an Employee who has satisfied the maximum age and service requirements that are permissible in Section D3 above and who is otherwise entitled to participate, shall commence participation no later than the earlier of (a) 6 months after such requirements are satisfied, or (b) he first day of the first Plan Year after such requirements are satisfied, or (b) the first day of the first Plan Year after such requirements are satisfied, unless the
                               Employee separates from service before such participation date.

D5       VESTING OF PARTICIPANT'S INTEREST (Plan Section 6.4(b))
                  The vesting schedule, based on number of Years of
                  Service, shall be as follows:
         a. ( ) 100% upon entering Plan. (Required if eligibility requirement is greater than one (1) Year of Service.)
         b. ( )      0-2 years         0%       c.  ( )     0-4 years       0%
                     3 years         100%                   5 years       100%

         d. ( )      0-1 year          0%       e.  ( )     1 year         25%
                     2 years          20%                   2 years        50%
                     3 years          40%                   3 years        75%
                     4 years          60%                   4 years       100%
                     5 years          80%
                     6 years         100%

         f. ( )      1 year           20%       g.  (X)     0-2 years       0%
                     2 years          40%                   3 years        20%
                     3 years          60%                   4 years        40%
                     4 years          80%                   5 years        60%
                     5 years         100%                   6 years        80%
                                                            7 years       100%

         h. ( )      Other--Must be at least as liberal as either c or g above.

                     Years of Service               Percentage
                      _______________                 _______
                      _______________                 _______
                      _______________                 _______
                      _______________                 _______
                      _______________                 _______

D6 FOR AMENDED PLANS (Plan Section 6.4(f)). If the vesting schedule has been amended to a less favorable schedule, enter the pre-amended schedule below:

         a.       ( )      Vesting schedule has not been amended or amended
                           schedule is more favorable in all years.

         b.       ( )      Years of Service        Percentage
                           _______________         __________
                           _______________         __________
                           _______________         __________
                           _______________         __________
                           _______________         __________
         c.       (X)      N/A

D7       TOP-HEAVY VESTING (Plan Section 6.4(c)).

         Note: This section does not apply to the Account balances of any Participant who does not have an Hour of Service after the Plan has initially become top heavy. Such participant's Account balance attributable to Employer contributions and Forfeitures will be determined without regard to this section.

                  If this Plan becomes a Top-Heavy Plan, the following vesting schedule, based on number of Years of Service, for such Plan, shall apply and shall be treated as a Plan amendment pursuant to this Plan. Once effective, this schedule shall also apply to any contributions made prior to the effective date of Code Section 416 and/or before the Plan became a Top-Heavy Plan.
         a.       ( )      N/A (D5a,b,d,e or f was selected)
                  (X)      0-1 year     0%  c.   ( ) 0-2 years         0%
                           2 years     20%           3 years         100%
                           3 years     40%
                           4 years     60%
                           5 years     80%
                           6 years    100%

D8       VESTING (Plan Section 6.4(h)).  In determining Years of
                  Service for vesting purposes, Years of Service
                  attributable to the following shall be EXCLUDED:
         a.       (X)      Service prior to the Effective Date of the Plan or
                           a predecessor plan.
         b.       ( )      N/A
         c.       ( )      Service prior to the time an Employee attained age
                           18.
         d.       ( )      N/A

D9       PLAN SHALL RECOGNIZE SERVICE WITH PREDECESSOR EMPLOYER

                  NOTE: If the predecessor Employer maintained this qualified Plan, then Years of Service with such predecessor Employer shall be recognized pursuant to
                  Section 1.74 and b. must be marked.
         a.       (X)      No.
         b.       ( )      Yes:  Years of Service with
                           shall be recognized for the purpose of this Plan.

D10      NORMAL RETIREMENT AGE (NRA)(Plan Section 1.42) means:
         a.       (X)      the date a Participant attains his 65th birthday.
                           (not to exceed 65th)
         b.       ( )      the later of the date a Participant attains his ____
                           birthday (not to exceed 65th) or the
         c.       ( )      ______ (not to exceed 5th) anniversary of the first
                           day of the Plan Year in which participant in the Plan commenced.

D11      NORMAL RETIREMENT DATE (Plan Section 1.43) shall commence:
         a.       (X)      as of the Participant's NRA.
                  OR (must select b. or c. AND 1. or 2.)
         b.       ( )      as of the first day of the month...
         c.       ( )      as of the Anniversary Date...
                  1.       ( )      coinciding with or next following the
                                    Participant's NRA
                  2.       ( )      nearest the Participant's NRA.

D12      EARLY RETIREMENT DATE (Plan Section 1.12) means the:
         a.       (X)      No Early Retirement provision provided
         b.       ( )      date on which a Participant...
         c.       ( )      first day of the month coinciding with or next
                           following the date on which a Participant...
         d.       ( )      Anniversary Date coinciding with or next following
                           the date on which a Participant
         AND, if b,c or d was selected...
                  1.       ( )      attains his  ________  birthday and has
                  2.       ( )      completed at least _______ Years of Service

CONTRIBUTIONS, ALLOCATIONS AND REDISTRIBUTIONS

NOTE: The Limitation Year shall be the same as the year on which Compensation is based.

E1       a.       COMPENSATION (Plan Section 1.9) with respect to any
                  Participant means:
                  1.  ( )      415 Compensation.
                  2.  (X)      Compensation reportable as wages on Form W-2.
         b.       COMPENSATION shall be
                  1.  (X)      actually paid (must be selected if Plan is
                               integrated)
                  2.  ( )      accrued
         c.       FOR PURPOSES OF THIS SECTION E1, Compensation shall be
                  based on:
                  1.  (X)      the Plan Year.
                  2.  ( )      the Fiscal Year coinciding with or ending with
                               the Plan Year.
         d.       HOWEVER, for an Employee's first year of participation,
                  Compensation shall be recognized as of:
                  1.  ( )      the first day of the Plan Year.
                  2.  (X)      the date the Participant entered the Plan.
         e.       IN ADDITION, COMPENSATION and 414(s) Compensation
                  1.  (X)      shall
                  2.  ( )      shall not
                  include compensation which is not currently includable in the Participant's gross income by reason of the application of Code Section 125, 402(a)(8), 402(h)(1)(B), or 403(b).

E2       SALARY REDUCTION ARRANGEMENT -- ELECTIVE CONTRIBUTION (Plan
                  Section 11.2). Each Employee may elect to have his compensation reduced by:
         a.       ( )     ________%
         b.       ( )     up to ______%
         c.       (X)      from     1%      to       15%
         d.       ( )      up to the maximum percentage allowable not to
                           exceed the limits of Code Sections 401(k), 404 and
                           415.
         AND
         e.       (X)      A Participant may elect to commence salary
                           reductions as of each January 1 or July 1
         (ENTER AT LEAST ONE DATE OR PERIOD).  A Participant may modify the amount of salary reductions as of each January 1 or July 1 (ENTER AT LEAST ONE DATE OR PERIOD).
         AND
         Shall cash bonuses paid within 2-1/2 months after the end of the Plan Year be subject to the salary reduction election?
         f.       ( )      Yes
         g.       (X)      No

E3       FORMULA FOR DETERMINING EMPLOYER'S MATCHING CONTRIBUTION (Plan
         Section 11.1(b))
         a.       ( )      N/A.  There shall be no matching contributions.
         b.       ( )      The Employer shall make matching contributions
                           equal to ____% (e.g. 50%) of the Participant's
                           salary reductions.
         c.       (X)      The Employer may make matching contributions equal
                           to a discretionary percentage, to be determined by
                           the Employer, of the Participant's salary
                           reductions.
         d.       ( )      The Employer shall make matching contributions
                           equal to the sum of ____% of the portion of the
                           Participant's salary reduction which does not
                           exceed _____% of the Participant's Compensation
                           plus _____% of the portion of the Participant's
                           Compensation but does not exceed ____ % of the
                           Participant's Compensation.
         e.       ( )      The Employer shall make matching contributions
                           equal to the percentage determined under the following schedule:

                           Participant's Total          Matching Percentage
                           Years of Service
                           _______________               __________
                           _______________               __________
                           _______________               __________

         FOR PLANS WITH MATCHING CONTRIBUTIONS

         f.       (X)      Matching contributions:
                  g.       ( )      shall
                  h.       ( )      shall not
                  be used in satisfying the deferral percentage tests. (If used, full vesting and restrictions on withdrawals will apply and the match will be deemed to be an Elective Contribution).

         i.       (X)      For Plan Years beginning prior to 1990, a Year of
                  Service
                           (X)      N/A
                           ( )      shall
                  j.       ( )      shall not
                  be required in order to share in the matching
                  contributions.  For Plan Years beginning after 1989, a
                  Year of Service shall not be required in order to share
                  in the matching contributions.
         k.       (X)      In determining matching contributions, only salary
                           reductions up to        4%       of a Participant's
                           Compensation will be matched.
                  l.       ( )      N/A
         m.       ( )      The matching contribution made on behalf of a
                           Participant for any Plan Year shall not exceed
                           $ ______
                  n.       ( )      N/A
         o.       (X)      Matching contributions shall be made on behalf of
                  1.       (X)      all Participants
                  2.       ( )      only Non-Highly Compensated Employees.

E4 WILL A DISCRETIONARY EMPLOYER CONTRIBUTION BE PROVIDED (OTHER THAN A DISCRETIONARY MATCHING OR QUALIFIED NON-ELECTIVE
         CONTRIBUTION)(Plan Section 11.1(c))

         NOTE: If the plan is Top Heavy for any plan year, a 3% employer contribution may be required.

         NOTE: The integration percentage of 5.7% shall be reduced to:
         1) 4.3% if h. or i. (below) is more than 20% and less than or equal to 80% of the Taxable Wage Base; 2) 5.4% if h. or i. (below) is less than 100% and more than 80% of the Taxable Wage Base.

         a.       ( )      No.
         b.       ( )      Yes, the Employer may make a discretionary
                           contribution out of its current or accumulated Net
                           Profit.
         c.       (X)      Yes, the Employer may make a discretionary
                           contribution which is not limited to its current or
                           accumulated Net Profit.
         IF YES, (b. or c. is selected above), the Employer's
         discretionary contribution shall be allocated as follows:
         d.       (X)      FOR A NON-INTEGRATED PLAN: The Employer
                           discretionary contribution for the Plan Year shall
                           be allocated in the same ratio as each
                           Participant's Compensation bears to the total of
                           such Compensation of all participants.
         e.       ( )      FOR AN INTEGRATED PLAN: The Employer discretionary
                           contribution for the Plan Year shall be allocated
                           in accordance with Plan Section 4.3(b)(2) based on
                           a Participant's Compensation in excess of:
         f.       ( )      The Taxable Wage Base.
         g.       ( )      The greater of $10,000 or 20% of the Taxable Wage
                           Base.
         h.       ( )           % of the Taxable Wage Base (See Note).
         i.       ( )      $            (See Note).

E5       QUALIFIED NON-ELECTIVE CONTRIBUTIONS (Plan Section 11.1(d))
         a.       ( )      N/A.  There shall be no Qualified Non-Elective
                           Contributions except as provided in Section 11.5(b)
                           and 11.7(h).
         b.       ( )      The Employer shall make a Qualified Non-Elective
                           Contribution equal to     % of the total
                           Compensation of all Participants eligible to share in the allocations.

         c.       (X)      The Employer may make a Qualified Non-Elective
                           Contribution in an amount to be determined by the Employer.

E6       FORFEITURES (Plan Section 4.3(e))

         a. Forfeitures of contributions other than matching contributions shall be..
                  1.   ( )      N/A. No contributions other than matching
                                contributions or non-matching contributions
                                are fully vested.
                  2.   (X)      added to the Employer's contribution under
                                the Plan.
                  3.   ( )      allocated to all Participants eligible to
                                share in the allocations in the same
                                    proportion that each Participant's
                                    Compensation for the year bears to the
                                    Compensation of all Participants for such
                                    year.
         b.       Forfeitures of matching contributions shall be...
                  1.   ( )      N/A. No matching contributions or match is
                                fully vested.
                  2.   (X)      used to reduce the Employer's matching
                                contribution.
                  3.   ( )      allocated to all Participants eligible to
                                share in the allocations in proportion to each
                                such Participant's Compensation for the year.
                  4.   ( )      allocated to all Non-Highly Compensated
                                Employees eligible to share in the allocations in proportion to each such Participant's
                                Compensation for the year.

E7       ALLOCATIONS TO TERMINATED PARTICIPANTS (Plan Section 4.3(k))
                  Any Participant who terminated employment during the Plan Year for reasons other than death, Total and Permanent Disability or retirement:

         a. With respect to the allocation of Employer Non-Elective Contributions (other than matching), Qualified Non-
                  Elective Contributions, and Forfeitures for Plan Years beginning prior to 1990:
                  1.   (X)      N/A
                  2.   ( )      shall share in such allocations provided such
                                Participant completed a Year of Service.
                  3.   ( )      shall not share in such allocations regardless
                                of Hours of Service.

                  NOTE: The Plan provides that for Plan Years beginning after 1989, a terminated Participant shall share in such allocations provided such Participant completed more than 500 Hours of Service.

         b. With respect to the allocation of Employer Matching Contributions, a Participant:
                  1.  For Plan Years beginning after 1989,
                      i,       ( )     N/A, Plan does not provide for matching
                                       contributions.
                      ii,      (X)     shall share in the allocations,
                                       regardless of Hours of Service.
                      iii,     ( )     shall share in the allocations provided
                                       such Participant completed more than 500
                                       Hours of Service.
                  2.    For Plan Years beginning before 1990,
                        i,       (X)  N/A, new Plan, or same as Plan Years
                                      beginning after 1989.
                        ii,      ( )  shall share in the allocations,
                                      regardless of Hours of Service.
                        iii,     ( )  shall share in the allocations provided
                                      such Participant completed a Year of
                                      Service.

E8       ALLOCATIONS OF EARNINGS (Plan Section 4.3(c))
         Allocations of earnings with respect to amounts contributed to the Plan after the previous Anniversary Date or other valuation date shall be determined...
         a.  ( )      by using a weighted average.
         b.  ( )      by treating one-half of all such contributions as
                      being a part of the Participant's nonsegregated
                      account balance as of the previous Anniversary Date
                      or valuation date.
         c.  ( )      by using the method specified in Section 4.3(c).
         d.  (X)      other    by using the method specified in Section
                      4.8(b).

E9       LIMITATIONS ON ALLOCATIONS (Plan Section 4.4)

         NOTE: If a.3 below is selected, an Employer may not rely on the opinion letter issued by the Internal Revenue Service that this Plan is qualified under Code Section 401.

         a. If any Participant is or was covered under another qualified defined contribution plan maintained by the Employer, other than a Master or Prototype Plan, or if the Employer maintains a welfare benefit fund, as defined in Code Section 419(e), or an individual medical account, as defined in Code Section 415(1)(2), under which amounts are treated as Annual Additions with respect to any Participant in this Plan:
                  1. (X)      N/A
                  2. ( )      The provisions of Section 4.4(b) of the Plan
                              will apply as if the other plan were a Master
                              or Prototype Plan.
                  3. ( )      Provide the method under which the Plans will
                              limit total Annual Additions to the Maximum
                              Permissible Amount, and will properly reduce
                              any Excess Amounts, in a manner that precludes
                              Employer discretion:
                              ___________________________________________


         b.       If the Participant is or ever has been a Participant in
                  a defined benefit plan (other than a plan that is paired with this Plan) maintained by the Employer:
                  1. (X)      N/A
                  2. ( )      In any Limitation Year, the Annual Additions
                              credited to the Participant under this Plan
                              may not cause the sum of the Defined Benefit
                              Plan Fraction and the Defined Contribution
                              Fraction to exceed 1.0.  If the Employer's
                              contribution that would otherwise be made on
                              the Participant's behalf during the limitation
                              year would cause the 1.0 limitation to be
                              exceeded, the rate of contribution under this
                              Plan will be reduced so that the sum of the
                              fractions equals 1.0.  If the 1.0 limitation
                              is exceeded because of an Excess Amount, such
                              Excess Amount will be reduced in accordance
                              with Section 4.4(a)(4) of the Plan.  Except,
                              however, if the plans are standardized paired
                              plans, the rate of accrual in the defined
                              benefit plan will be reduced to the extent
                              necessary so that the sum of the Defined
                              Contribution Fraction and the Defined Benefit
                              Fraction will equal 1.0.
                  3. ( )      Provide the method under which the Plans
                              involved will satisfy the 1.0 limitation in a
                              manner that precludes Employer discretion:
                              ______________________________________________
                              ______________________________________________
                              ______________________________________________

E10      DISTRIBUTIONS UPON DEATH (Plan Section 6.6(h))
                  Distributions upon the death of a Participant prior to receiving any benefits shall:
         a.       (X)      be made pursuant to the election of the Participant
                           or beneficiary.
         b.       ( )      begin within 1 year of death for a designated
                           beneficiary and be payable over the life (or over a
                           period not exceeding the life expectancy) of such
                           beneficiary, except that if the beneficiary is the
                           Participant's spouse, begin within the time the
                           Participant would have attained age 70-1/2.
         c.       ( )      be made within 5 years of death for all
                           beneficiaries
         d.       ( )      other ____________________________________

E11      LIFE EXPECTANCIES (Plan Section 6.5(f) for minimum
         distributions required pursuant to Code Section 401(a)(9)
         shall:
         a.       (X)      be recalculated at the Participant's election.
         b.       ( )      be recalculated
         c.       ( )      not be recalculated.

E12      CONDITIONS FOR DISTRIBUTIONS UPON TERMINATION
         Distributions upon termination of employment pursuant to
         Section 6.4(a) of the Plan shall not be made unless the
         following conditions have been satisfied:
         a.       (X)      N/A. Immediate distributions may be made at
                           participant's election.
         b.       ( )      The Participant has incurred _____1-Year Break(s)
                           in Service.
         c.       ( )      The Participant has reached his or her Early or
                           Normal Retirement Age.
         d.       ( )      Distributions may be made at the Participant's
                           election on or after the Anniversary Date following
                           termination of employment.
         e.       ( )      Other ________________________________

E13      FORM OF DISTRIBUTIONS (Plan Sections 6.5 and 6.6)

         NOTE: b.1. below may not be elected if this is an amendment to a plan which permitted annuities as a form of distribution or if this Plan has accepted a plan to plan transfer of assets from a plan which permitted annuities as a form of distribution.

         Distributions under the plan may be made...
         a.       1.    (X)      in lump sums.
                  2.    ( )      in lump sums or installments.
         b.       AND, pursuant to Plan Section 6.13,
                  1.    (X)      no annuities are allowed (avoids Joint and
                                 Survivor rules).
                  2.    ( )      annuities are allowed (Plan Section 6.13 shall
                                    not apply.
         c.       AND may be made in...
                  1.    (X)      cash only (except for insurance or annuity
                                 contracts).
                  2.    ( )      cash or property.

TOP-HEAVY REQUIREMENTS

F1 TOP-HEAVY DUPLICATIONS (Plan Section 4.3(i)). When a Non-Key Employee is a Participant in this Plan and a Defined Plan maintained by the Employer, indicate which method shall be utilized to avoid duplication of top-heavy minimum benefits.

         NOTE: if d. below is selected, an Employer may not rely on the opinion letter issued by the Internal Revenue Service that this Plan is qualified under Code Section 401.

         a.       (X)      N/A.  The Employer does not maintain a Defined
                           Benefit Plan.
         b.       ( )      A minimum, non-integrated contribution of 5% of
                           each Non-Key Employee's total Compensation shall be
                           provided in this Plan, as specified in Section
                           4.3(i). (The Defined Benefit and Defined
                           Contribution Fractions will be computed using 100%
                           if this choice is selected.)
         c.       ( )      A minimum, non-integrated contribution of 7-1/2% of
                           each Non-Key Employee's total Compensation shall be
                           provided in this Plan, as specified in Section
                           4.3(i).
         d.       ( )      Specify the method under which the Plans will
                           provide top-heavy minimum benefits for Non-Key
                           Employees that will preclude Employer discretion
                           and avoid inadvertent omissions, including any
                           adjustments required under Code Section 415(e):
                           ______________________________________________
                           ______________________________________________
                           ______________________________________________
                           ______________________________________________

F2 PRESENT VALUE OF ACCRUED BENEFIT (Plan Section 2.2) for Top-Heavy purposes where the Employer maintains a Defined Benefit Plan in addition to this Plan, shall be based on:
         a.       (X)      N/A.  The Employer does not maintain a defined
                           benefit plan.
         b.       ( )      Interest Rate:
                           Mortality Table:

F3       TOP-HEAVE DUPLICATIONS:  Employer maintaining two (2) or more
         Defined Contribution Plans (other than paired plans).
         a.       (X)      N/A.
         b.       ( )      A minimum, non-integrated contribution of 3% of
                           each Non-Key Employee's total Compensation shall be
                           provided in the Money Purchase Plan (or other plan
                           subject to Code Section 412), where the Employer
                           maintains two (2) or more non-paired Defined
                           Contribution Plans.
         c.       ( )      Specify the method under which the Plans will
                           provide top-heavy minimum benefits for Non-Key
                           Employees that will preclude Employer discretion
                           and avoid inadvertent omissions, including any
                           adjustments required under Code Section 415(e):
                           ________________________________________________
                           ________________________________________________
                           ________________________________________________
                           ________________________________________________


F4       IS THIS A PAIRED PLAN?

         a.       ( )      Yes.  Name the Plan's with which is paired:

         b.       (X)      No or N/A

MISCELLANEOUS

G1       LOANS TO PARTICIPANTS (Plan Section 7.4)

         NOTE: Department of Labor Regulations require the adoption of a separate written loan program setting forth the requirements outlined in Plan Section 7.4.

         a.       ( )      Yes, loans may be made up to $50,000 or 1/2 Vested
                           interest.
         b.       (X)      No, loans may not be made.
         If YES, (check all that apply)...
         c.       ( )      loans shall be treated as a Directed Investment.
         d.       ( )      loans shall only be made for hardship or financial
                           necessity.
         e.       ( )      the minimum loan shall be $1,000.
         f.       ( )      $10,000 de minimis loans may be made regardless of
                           Vested interest. (If selected, plan may need security in addition to Vested interest.)

G2       DIRECTED INVESTMENT ACCOUNTS (Plan Section 4.8) are permitted for the interest in any one or more accounts.
         a.       (X)      Yes, regardless of the Participant's Vested
                           interest in the Plan.
         b.       ( )      Yes, but only with respect to the Participant's
                           Vested interest in the Plan.
         c.       ( )      Yes, but only with respect to those accounts which
                           are 100% Vested.
         d.       ( )      No directed investments are permitted.
G3       TRANSFERS FROM QUALIFIED PLANS (Plan Section 4.6)
         a.       (X)      Yes, transfers from qualified plans (and rollovers)
                           will be allowed.
         b.       ( )      No, transfers from qualified plans (and rollovers)
                           will not be allowed.
         AND, transfers shall be permitted...
         c.       ( )      from any Employee, even if not a Participant.
         d.       ( )      from Participants only.

G4       EMPLOYEES' VOLUNTARY CONTRIBUTIONS (Plan Section 4.7)

         NOTE: TRA '86 subjects voluntary contributions to strict discrimination rules.

         a.       ( )      Yes, Voluntary Contributions are allowed subject to
                           the limits of Section 4.10.
         b.       (X)      No, Voluntary Contributions will not be allowed.

G5       HARDSHIP DISTRIBUTIONS (Plan Sections 6.11 and 11.8)

         NOTE: Distributions from a Participant's Elective Account are limited to the portion of such account attributable to such Participant's Deferred Compensation and Earnings attributable thereto up to December 31,, 1988. Also, hardship distributions are not permitted from a Participant's Qualified Non-Elective Account.

         a.       ( )      Yes, from any accounts up to the vested balance.
         b.       (X)      Yes, from Participant's Elective Account only.
         c.       ( )      Yes, but limited to the Participant's Account only.
         d.       ( )      No.

G6       PRE-RETIREMENT DISTRIBUTION (Plan Section 6.10)

         NOTE: Distributions are not permitted prior to age 59-1/2 from a Participant's Qualified Non-Elective Account, or from a Participant's Elective Account except in the case of a Hardship Distribution under G5.

         a.       ( )      If a Participant has reached the age of ____,
                           distributions may be made, at the Participant's
                           election, from any accounts up to the vested
                           balance without requiring the Participant to
                           terminate employment.
         b.       (X)      No pre-retirement distribution may be made.

G7       LIFE INSURANCE (Plan Section 7.2(d)) may be purchased with
         Plan contributions.
         a.       (X)      No life insurance may be purchased.
         b.       ( )      Yes, at the option of the Administrator.
         c.       ( )      Yes, at the option of the Participant.
         AND, the purchase of initial or additional life insurance
         shall be subject to the following limitations (select all that apply):
         d.       ( )      N/A, no limitations.
         e.       ( )      each initial Contract shall have a minimum face
                           amount of $______.
         f.       ( )      each additional Contract shall have a minimum face
                           amount of $______  .
         g.       ( )      the Participant has completed _____Years of
                           Service.
         h.       ( )      the Participant has completed _____Years of Service
                           while a Participant in the Plan.
         i.       ( )      the Participant is under age ____ on the Contract
                           issue date.
         j.       ( )      the maximum amount of all Contracts on behalf of a
                           Participant shall not exceed $_____       .
         k.       ( )      the maximum face amount of life insurance shall be
                           $______.

         An Employer who has ever maintained or who later adopts any plan in addition to this Plan (including a welfare benefit fund, as defined in Code Section 419(e), which provides post-retirement medical benefits allocated to separate accounts for Key Employees, as defined in Code Section 419A(d)(3) or an individual medical account, as defined in Code Section 415(1)(2))(other than paired plan #03-002,#03-004,#02-003 or
         #02-004) may not rely on the opinion letter issued by the National Office of the Internal Revenue Service as evidence that this Plan is qualified under Code Section 401. If the Employer who adopts or maintains multiple plans wishes to obtain reliance that the Employer's plan(s) are qualified, application for a determination letter should be made to the appropriate key district director of Internal Revenue.

                  This Adoption Agreement may be used only in conjunction with basic Plan document #03. This Adoption Agreement and the basic Plan document shall together be known as Resources Trust Company Standardized 401(k) Profit Sharing Plan #03-006.

                  The adoption of this Plan, its qualification by the IRS, and the related tax consequences are the responsibility of the Employer and its independent tax and legal advisors.

                  Resources Trust Company will notify the Employer of any amendments made to the Plan or of the discontinuance or abandonment of the Plan provided this Plan has been acknowledged by Resources Trust Company or its authorized representative. Furthermore, in order to be eligible to receive such notification, we agree to notify Resources Trust Company of any change in address.

                  IN WITNESS WHEREOF, the Employer and Trustee hereby cause
                  this Plan to be executed on the   20   day of   June  ,
                  1995. Furthermore, this Plan may not be used unless acknowledged by Resources Trust Company or its authorized representative.

         EMPLOYER:                                      TRUSTEE(S):

         CARPET TRANSPORT, INC.                          /s/Don Conord
                                                        TRUSTEE SIGNATURE

         By: /s/Don Conord
                  V. P. Terminal Opr.                   TRUSTEE SIGNATURE

         PARTICIPATING EMPLOYER:
                                                        TRUSTEE SIGNATURE

          ___________________
             (enter name)

         By:  ___________________

                  This Plan may not be used, and shall not be deemed to be a Prototype Plan, unless and authorized representative of Resources Trust Company has acknowledged the use of the Plan. Such acknowledgment is for administerial purposes only. It acknowledges that the Employer is using the Plan but does not represent that this Plan, including the choices selected on the Adoption Agreement, has been reviewed by a representative of the sponsor or constitutes a qualified retirement plan.

         Resources Trust Company

                  By: _____________________

                  With regard to any questions regarding the provisions of the Plan, adoption of the Plan, or the effect of an opinion letter from the IRS, call or write (this information must be completed by the sponsor of this Plan or its designated representative):

                      Name                      Resources Trust Company

                      Address                   P. O. Box 3485

                                                Englewood, CO 80155-3485

                      Telephone                 303/694-2917



cat10ks3.sca

Exhibit No. 10.10


                      DEBT RESTRUCTURE AND WAIVER AGREEMENT


         THIS AGREEMENT, made this  21   day of August, 1996, by and
between Continental American Transportation, Inc., a Colorado corporation having its principal place of business at 495 Lovers Lane Road, Calhoun, Georgia 30701 ("Continental") and Charles B. Prater, residing at 877 Plainville Road, Plainville, Georgia 30733 ("Prater").

                              B A C K G R O U N D:

         WHEREAS, on April 4, 1996 Continental purchased from Lynwood
S. Warmack and Prater all of the issued and outstanding stock of Carpet Transport, Inc., A & P Transportation, Inc. and Chase Brokerage, Inc. (collectively, "CTI") and delivered as payment therefor, among other things, (a) its Demand Promissory Note, dated April 1, 1996, without interest, in the original principal amount of $2,820,000 to Prater (the "Note") and (b) its Secured Promissory Note dated April 1, 1996 to Warmack and Prater in the principal amount of $7,290,000, accruing interest at the rate of 8% per annum, and secured by a mortgage on the property owned by a subsidiary located in Calhoun, Georgia (the "Mortgage Note");

         WHEREAS, Continental has not dispersed any of the accrued interest on the Mortgage Note to either Warmack or Prater;

         WHEREAS, Continental now desires (a) to execute and deliver to Prater a new corporate promissory note that shall bear interest at the rate of 8% per annum in favor of Prater (the "New Note"), a copy of which is annexed hereto as Exhibit A, and; (b) to execute and deliver to Warmack and Prater a new corporate mortgage note in the principal amount of $7,290,000 that shall contain all of the same terms as the Mortgage Note but shall provide for the payment of interest on an annual basis in shares of Continental's Common
Stock on each April 1st during the five (5) year term thereof (the
"New Mortgage Note"), a copy of which is annexed hereto as Exhibit
B;

         WHEREAS, in consideration of the foregoing Prater shall (1) return the original Note to the Company for cancellation; (2)
Warmack and Prater shall return the Mortgage Note to Continental for cancellation, and; (3) Prater shall agree to release
Continental and waive any of his rights or claims under the Note and the Mortgage Note; and

         WHEREAS, the parties desire to set forth in this Agreement all of the terms and conditions that shall govern their aforementioned mutual promises.

         NOW, THEREFORE, in consideration of the mutual agreements herein contained and the parties intending to be legally bound agree as follows:

         1. Delivery of New Note and Cancellation of Prior Note. Upon the execution and delivery hereof, Prater hereby delivers the prior Note to Continental for cancellation and Continental in exchange therefor hereby delivers to Prater the New Note, a copy of which is annexed hereto as Exhibit A.

         2. Acknowledgment of Amount of Debt. Continental and Prater hereby acknowledge that the outstanding principal balance due under the New Note is $2,820,000 that provides for monthly interest payments to be made in cash over a twelve month period upon which date the outstanding principal balance and accrued interest thereon shall be due and payable in full.

         3. New Secured Promissory Note. Continental hereby delivers to prater and Lynwood S. Warmack its New Mortgage Note, a copy of which is annexed hereto as Exhibit B, and simultaneous therewith, Prater and Lynwood S. Warmack deliver to Continental their prior
Mortgage Note for cancellation.

         4. Prater's Ratification and Waiver. In consideration of his receipt of the New Note, paying him monthly interest at the rate of 8% per annum, Prater hereby acknowledges and accepts this Agreement and agrees to release Continental forever from and against any claims for payment defaults and the like that may have arisen out of or under the Note and/or the Mortgage Note.

         5. Term. This Agreement shall commence upon the date hereof and shall terminate on March 1, 2001.

         6. Complete Agreement. This Agreement represents the entire understanding and agreement between the parties and supersedes any and all prior agreements, contracts, understandings and the like, whether oral or written.

         7. Benefit. This Agreement shall inure to, and shall be binding upon, the parties hereto, their respective successors, assigns, heirs and personal representatives.

         8.       Waiver.           The waiver by either party of any breach or
violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

         9. Governing Law. This Agreement has been negotiated and executed in the State of Georgia, and Georgia law shall govern its construction and validity.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.


                                 CONTINENTAL AMERICAN TRANSPORTATION, INC.


                                 By:  s/Timothy Holstein
                                          Timothy Holstein, President and
                                          Chief Executive Officer



                                       s/Charles B. Prater
                                          Charles B. Prater




























cat-prat.deb

Exhibit No. 10.11


                                    EXHIBIT A

                            CORPORATE PROMISSORY NOTE

$2,820,000.00                                           Calhoun, Georgia

Dated:     August  21 , 1996

         FOR VALUE RECEIVED, the undersigned Maker hereby promises to pay to the order of CHARLES B. PRATER (hereinafter with any subsequent holder called the "Holder") the principal sum of Two
Million Eight Hundred Twenty Thousand Dollars ($2,820,000.00), accruing interest at the rate of 8% per annum and due and payable as follows:

         Payments of interest only shall be made on a monthly basis commencing October 1, 1996 and shall continue on the first day of each successive month therafter until September 1, 1997 when the outstanding principal balance and accrued interest shall be due and payable in full.

         This Note shall be payable at Calhoun, Georgia, or at such other place as the Holder hereof may designate in writing; this Note may be prepaid, in whole or in part, without penalty.

         Each of the following events shall constitute an Event of Default hereunder:

         (a) If any amounts due hereunder, or under any liabilities of the undersigned to the Holder are not paid as and when due, or

         (b) If the undersigned fails to perform any of its agreements in addition to the payment of money as set forth in this Note, or

         (c) If any default occurs under any of the aforementioned instruments or other similar agreement relating to any liabilities of the undersigned to the Holder, or

         (d) If the undersigned shall become insolvent (as defined in the Uniform Commercial Code as is in effect at that time in benefit of creditors), or should the undersigned file for relief in a proceeding filed pursuant to the Bankruptcy Code, or other laws for the protection or reorganization of debtors, or should an involuntary petition pursuant to the Bankruptcy Code be filed against the undersigned and not be dismissed for sixty (60) days, or if a receiver be appointed for any substantial part or all of the assets of the undersigned, or

         Upon the occurrence of any Event of Default (as defined herein), and if such Event of Default has not been cured by Maker within thirty (30) days after receipt by Maker of written notice of an Event of Default under this Note or under any other agreements to which the Maker and the Holder are parties, the Holder may, at the option of the Holders and without demand or notice of any kind, be declared, and thereupon immediately shall become, due and payable and the Holders may exercise any rights available to Holder by operation of law, or available under any written instrument or agreement, in addition to this Note, relating to any of the indebtedness or liabilities of the undersigned to the Holder for any Collateral, including, but not limited to, exercise of any power granted to the original Holder in any collateral agreements, pledge agreement or other instruments.

         If this Note is collected by Law, or through an attorney at law, the undersigned shall pay all costs of collection, including all reasonable attorney's fees. Any principal or interest not paid when due, whether by acceleration or otherwise, shall bear interest at the rate of twelve percent (12%) per annum from the date due hereunder until finally paid.

         The undersigned, and each of them, whether Maker, endorser, guarantor, or surety, hereby severally waives and renounces, for himself and family, and all exemption rights either may have under or by virtue of the Constitution of the United States or the laws of the State of Georgia, or any other State, or the United States, as against this debt or any renewal thereof; and each further waives demand, protest and notice of demand, protest and nonpayment.

         The Holder shall be under no duty to exercise any or all of the rights and remedies given by this Note, or the Georgia Uniform Commercial Code, and no party to this Note shall be discharged from his obligations or undertakings hereunder (a) should the Holder release or agree not to sue any person against whom the party has, to the knowledge of the Holder, a right of recourse, or (b) should the Holder agree to suspend the right to enforce this Note, (c) should the Holder extend in whole or in part the time for payment of this Note. No forbearance or indulgence shall operate as a waiver of any right or remedy of Holder or obligation of the undersigned and no single or partial exercise by the Holder of any right or remedy shall preclude other or further exercise thereof or the exercise of any other right or remedy and, unless Holder shall otherwise agree in writing, Holder shall be entitled to invoke any remedy available to Holder under this Note or by law or in equity and enforce any covenant or condition against the undersigned, despite the forbearance or indulgence. Upon default and demand for payment hereunder, any acceptance of partial payment by Holder shall not constitute a waiver of such demand or any rights (including the right to recover attorney's fees) accruing as a result of such demand, but such payment shall be applied to the amounts due hereunder.

         THE UNDERSIGNED HEREBY WAIVES PRESENTMENT, PROTEST AND NOTICE OF DISHONOR.



         As used herein, the term "undersigned" shall mean each party directly or indirectly obligated for the indebtedness which this Note evidences, whether as Maker, Co-Maker, Endorser, Surety,
Guarantor or otherwise. If more than one party shall sign this Note, they shall be jointly and severally liable.


         This Note replaces a certain Demand Promissory Note, dated April 1, 1996, made by Continental American Transportation, Inc. in favor of Charles B. Prater in the original principal amount of $2,820,000. This Note is executed under seal on the date printed above.

                                                CONTINENTAL AMERICAN
                                                TRANSPORTATION, INC.


                                                By: s/Timothy Holstein
                                                   Timothy Holstein, President
























cti-prom.not

Exhibit No. 10.12


                      DEBT RESTRUCTURE AND WAIVER AGREEMENT


         THIS AGREEMENT, made this 21st day of August, 1996, by and between Continental American Transportation, Inc., a Colorado corporation having its principal place of business at 495 Lovers Lane Road, Calhoun, Georgia 30701 ("Continental") and Lynwood S.
Warmack, residing at                                ("Warmack").

                              B A C K G R O U N D:

         WHEREAS, on April 4, 1996 Continental purchased from Warmack and Charles B. Prater all of the issued and outstanding stock of Carpet Transport, Inc., A & P Transportation, Inc. and Chase Brokerage, Inc. (collectively, "CTI") and delivered as payment therefor, among other things, (a) its Demand Promissory Note, dated April 1, 1996, without interest, in the original principal amount of $4,080,000, to Warmack (the "Note") and (b) its Secured
Promissory Note, dated April 1, 1996, to Warmack and Prater in the principal amount of $7,290,000, accruing interest at the rate of 8% per annum, and secured by a mortgage on the property owned by a subsidiary located in Calhoun, Georgia (the "Mortgage Note");

         WHEREAS, Continental has made payments aggregating $1,075,000 against the outstanding principal balance of the Note which have reduced the principal balance of the Note to $3,005,000;

         WHEREAS, Continental has not dispersed any of the accrued interest on the Mortgage Note to either Warmack or Prater;

         WHEREAS, Continental now desires (a) to make a further payment in the amount of $1,000,000 against the Note; (b) to execute and deliver to Warmack a new corporate promissory note that shall bear interest at the rate of 8% per annum, and that shall provide for the payment of such interest in shares of Continental's Common
Stock (the "New Note"), a copy of which is annexed hereto as Exhibit A; and (c) to execute and deliver to Warmack and Prater a new corporate mortgage note in the principal amount of $7,290,000 that shall contain all of the same terms as the Mortgage Note but shall provide for the payment of interest (i) on a monthly basis in cash to Warmack and (ii) on an annual basis in shares of Continental's Common Stock to Prater on each April 1st during the five (5) year term thereof (the "New Mortgage Note"), a copy of which is annexed hereto as Exhibit B;

         WHEREAS, in consideration of the foregoing Warmack shall (1) return the original Note to the Company for cancellation; (2)
Warmack and Prater shall return the Mortgage Note to Continental for cancellation, and; (3) Warmack shall agree to release
Continental and waive any of his rights or claims that may have arisen under the Note and the Mortgage Note; and

         WHEREAS, the parties desire to set forth in this Agreement all of the terms and conditions that shall govern their aforementioned mutual promises.

         NOW, THEREFORE, in consideration of the mutual agreements herein contained and the parties intending to be legally bound agree as follows:

         1. Payment to Warmack; New Note. Continental shall deliver a payment in the amount of $1,000,000 (the "Payment") to Warmack within seventy-two (72) hours of the execution and delivery of this Agreement. Continental hereby delivers to Warmack its fully executed New Note; upon his receipt of the Payment, Warmack shall deliver his prior Note to Continental for cancellation.

         2. Acknowledgment of Amount of Debt. Continental and Warmack hereby acknowledge that after crediting the $1,000,000 payment against the Note, that the outstanding principal balance due Warmack under the debt evidenced by the Note shall be the sum of $2,005,000 which is the principal outstanding balance of the New Note.

         3. New Secured Promissory Note. Continental hereby delivers to Warmack and Charles B. Prater its New Mortgage Note, a copy of which is annexed hereto as Exhibit B, and simultaneous therewith, Warmack and Charles B. Prater deliver to Continental their prior
Mortgage Note for cancellation.

         4. Warmack's Ratification and Waiver. In consideration of his receipt of (a) his payment in the amount of $1,000,000, and (b) the delivery to him of the New Note paying him monthly interest at the rate of 8% per annum, Warmack hereby acknowledges and accepts this Agreement and agrees to release Continental forever from and against any claims for payment, defaults and the like that may have arisen out of or under the Note and/or the Mortgage Note.

         5. Term. This Agreement shall commence upon the date hereof and shall terminate upon the earlier of (a) the expiration of seventy-two (72) hours from the date hereof in the event the Payment has not been received by Warmack, or (b) on March 1, 2001.

         6. Complete Agreement. This Agreement represents the entire understanding and agreement between the parties and supersedes any and all prior agreements, contracts, understandings and the like, whether oral or written.

         7. Benefit. This Agreement shall inure to, and shall be binding upon, the parties hereto, their respective successors, assigns, heirs and personal representatives.

         8.       Waiver.           The waiver by either party of any breach or
violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

         9. Governing Law. This Agreement has been negotiated and executed in the State of Georgia, and Georgia law shall govern its construction and validity.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.


                               CONTINENTAL AMERICAN TRANSPORTATION, INC.


                               By: s/Timothy Holstein
                                        Timothy Holstein, President and
                                        Chief Executive Officer



                                      s/Lynwood S. Warmack
                                        Lynwood S. Warmack























cat-warm.deb

Exhibit No. 10.13



                                    EXHIBIT A

                            CORPORATE PROMISSORY NOTE

$2,005,000.00                                              Calhoun, Georgia

Dated:            August  21 , 1996

         FOR VALUE RECEIVED, the undersigned Maker hereby promises to pay to the order of LYNWOOD S. WARMACK (hereinafter with any subsequent holder called the "Holder") the principal sum of Two
Million Five Thousand Dollars ($2,005,000.00), accruing interest at the rate of 8% per annum and due and payable as follows:

         Interest only shall be due and payable annually; interest shall be payable for the period that commenced on September 1, 1996 until September 1, 1997, when the entire outstanding principal balance and interest shall be due and payable in full; interest shall be payable either in cash or, in the sole and absolute discretion of the maker, in the Common Shares of Continental American Transportation, Inc. (the "Shares"), the number of such shares to be determined as follows: the dollar amount of the interest due on September 1, 1997 shall be calculated and thereafter divided by the amount which represents the average of the closing bid trading prices for the Shares over the ten-day trading period immediately preceding September 1, 1997; for example, if the annual interest on the outstanding principal balance due is $600,000 and the average trading price over the applicable ten-day period is $5.00 per Share, then the undersigned, if Maker elects to pay the interest due in Shares, shall issue to the Payee 120,000 Shares representing the interest payment. Interest payments shall be paid within 30 days of their respective
due dates.   Time is of the essence of this Note.

         This Note shall be payable at Calhoun, Georgia, or at such other place as the Holder hereof may designate in writing; this Note may be prepaid, in whole or in part, without penalty.

         Each of the following events shall constitute an Event of Default hereunder:

         (a) If any amounts due hereunder, or under any liabilities of the undersigned to the Holder are not paid as and when due, or

         (b) If the undersigned fails to perform any of its agreements in addition to the payment of money as set forth in this Note, or

         (c) If any default occurs under any of the aforementioned instruments or other similar agreement relating to any liabilities of the undersigned to the Holder, or

         (d) If the undersigned shall become insolvent (as defined in the Uniform Commercial Code as is in effect at that time in benefit of creditors), or should the undersigned file for relief in a proceeding filed pursuant to the Bankruptcy Code, or other laws for the protection or reorganization of debtors, or should an involuntary petition pursuant to the Bankruptcy Code be filed against the undersigned and not be dismissed for sixty (60) days, or if a receiver be appointed for any substantial part or all of the assets of the undersigned, or

         Upon the occurrence of any Event of Default (as defined herein), and if such Event of Default has not been cured by Maker within thirty (30) days after receipt by Maker of written notice of an Event of Default under this Note or under any other agreements to which the Maker and the Holder are parties, the Holder may, at the option of the Holders and without demand or notice of any kind, be declared, and thereupon immediately shall become, due and payable and the Holders may exercise any rights available to Holder by operation of law, or available under any written instrument or agreement, in addition to this Note, relating to any of the indebtedness or liabilities of the undersigned to the Holder for any Collateral, including, but not limited to, exercise of any power granted to the original Holder in any collateral agreements, pledge agreement or other instruments.

         If this Note is collected by Law, or through an attorney at law, the undersigned shall pay all costs of collection, including all reasonable attorney's fees. Any principal or interest not paid when due, whether by acceleration or otherwise, shall bear interest at the rate of twelve percent (12%) per annum from the date due hereunder until finally paid.

         The undersigned, and each of them, whether Maker, endorser, guarantor, or surety, hereby severally waives and renounces, for himself and family, and all exemption rights either may have under or by virtue of the Constitution of the United States or the laws of the State of Georgia, or any other State, or the United States, as against this debt or any renewal thereof; and each further waives demand, protest and notice of demand, protest and nonpayment.

         The Holder shall be under no duty to exercise any or all of the rights and remedies given by this Note, or the Georgia Uniform Commercial Code, and no party to this Note shall be discharged from his obligations or undertakings hereunder (a) should the Holder release or agree not to sue any person against whom the party has, to the knowledge of the Holder, a right of recourse, or (b) should the Holder agree to suspend the right to enforce this Note, (c) should the Holder extend in whole or in part the time for payment of this Note. No forbearance or indulgence shall operate as a waiver of any right or remedy of Holder or obligation of the undersigned and no single or partial exercise by the Holder of any right or remedy shall preclude other or further exercise thereof or the exercise of any other right or remedy and, unless Holder shall otherwise agree in writing, Holder shall be entitled to invoke any remedy available to Holder under this Note or by law or in equity and enforce any covenant or condition against the undersigned, despite the forbearance or indulgence. Upon default and demand for payment hereunder, any acceptance of partial payment by Holder shall not constitute a waiver of such demand or any rights (including the right to recover attorney's fees) accruing as a result of such demand, but such payment shall be applied to the amounts due hereunder.






         THE UNDERSIGNED HEREBY WAIVES PRESENTMENT, PROTEST AND NOTICE OF DISHONOR.



         As used herein, the term "undersigned" shall mean each party directly or indirectly obligated for the indebtedness which this Note evidences, whether as Maker, Co-Maker, Endorser, Surety,
Guarantor or otherwise. If more than one party shall sign this Note, they shall be jointly and severally liable.


         This Note replaces a certain Demand Promissory Note, dated April 1, 1996, made by Continental American Transportation, Inc. in favor of Lynwood S. Warmack in the original principal amount of $4,080,000. This Note is executed under seal on the date printed above.

                                       CONTINENTAL AMERICAN
                                       TRANSPORTATION, INC.


                                       By: s/Timothy Holstein
                                          Timothy Holstein, President













cti-prom.not

Exhibit No. 10.14


                                    EXHIBIT B

                             SECURED PROMISSORY NOTE

$7,290,000.00                                                 Calhoun, Georgia

Dated:            August 21, 1996

         FOR VALUE RECEIVED, the undersigned Maker hereby promises to pay to the order of LYNWOOD S. WARMACK and CHARLES B. PRATER (hereinafter collectively referred to as the "Payee") the principal sum of Seven Million Two Hundred Ninety Thousand Dollars ($7,290,000.00), together with interest on the unpaid balance thereof from the date of this Note until maturity at the rate of eight percent (8%) per annum, both principal and interest payable as hereinafter provided in lawful money of the United States of America.

         Principal and interest shall be payable at Calhoun, Georgia, or at such other place as the Holder hereof may designate in writing.

         Interest only shall be due and payable monthly; interest shall be payable for the period that commenced on October 1, 1996 and on each month thereafter until March 1, 2001, when the entire
outstanding principal balance and interest shall be due and payable in full; interest shall be payable in cash to LYNWOOD S. WARMACK and either cash or, in the sole and absolute discretion of the maker, in the Common Shares of Continental American Transportation, Inc. (the "Shares"), to CHARLES B. PRATER, the number of such shares to be determined as follows:  the dollar amount of the interest due on any of the April 1st annual due dates shall be calculated and thereafter divided by the amount which represents the average of the closing bid trading prices for the Shares over the ten-day trading period immediately preceding each applicable
April 1st date; for example, if the annual interest on the
outstanding principal balance due is $600,000 and the average trading price over the applicable ten-day period is $5.00 per
Share, then the undersigned, if Maker elects to pay the interest due in Shares, shall issue to the Payee 120,000 Shares representing the interest payment.  Interest payments shall be paid within 30
days of their respective due dates.   Time is of the essence of
this Note.

         Acknowledgments of the Payee. The Payee, Charles B. Prater, hereby represents and warrants to the Maker as follows:

                  (a) The Payee is fully aware that the Shares have not been registered under the Securities Act of 1933, as amended (the
"Securities Act"), or under any applicable state Securities laws.
The Payee further understands that the Shares are being issued in reliance on the exemption from the registration requirements of the Shares Act provided by Section 4(2) thereof or Regulation D promulgated under the Securities Act, and in reliance on exemptions from the registration requirements of certain state securities laws, on the grounds that the offering involved has been made to a limited number of potential investors.

                  (b) The Payee is acquiring the Shares for their own account as a principal, for investment, and not with an intent to sell, or for sale in connection with any distribution of the Shares, and no other person has any interest in or right with respect to the Shares, nor has the Payee agreed to give any person any such interest or right in the future. The Payee is not purchasing the Shares as a result of any material information about the Maker's affairs that has not been heretofore disclosed to them.

                  (c) The Payee is able to bear the economic risks of the investment in the Shares, including, without limiting the generality of the foregoing, the risk of losing part or all of the Payee's investment in the Shares, and hereby acknowledges the inability to sell or transfer the Shares for an indefinite period of time or at a price which would enable the Payee to recoup their investment in the Shares; the Payee hereby further acknowledges that they have the knowledge and experience in financial and business matters in general, and investments in companies and entities that have been or are in the development stage as is the Maker, and that they are able to evaluate the merits and risks of their investment in the Shares.

                  (d) The Payee hereby acknowledges that they have received all information with respect to the Maker they have requested.

                  (e) The Payee has been given the opportunity to ask questions of, and receive answers from, officers of the Maker concerning the terms and conditions of the investment in the Shares and to obtain such additional information which the Maker possesses or can acquire without unreasonable effort or expense that is necessary to verify information that was otherwise provided.

                  (f) The Payee recognizes that his investment in the Shares involves substantial risks. In deciding whether to invest in the Shares, the Payee has weighed these risks against the potential return. Considering all relevant factors in their financial and personal circumstances, the Payee is able to bear the economic risk of the investment. The Payee has adequate means of providing for their current needs and possible personal contingencies and has no need in the foreseeable future for liquidity of their investment in the Shares; the Payee hereby acknowledges and declares that each of them is an "Accredited" investor as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended.

                  (g) The Payee has sought such accounting, legal and tax advice as they have considered necessary to make an informed investment decision with respect to their investment in the Shares.

                  (h) The Payee is aware that no Federal or state agency, including but not limited to the U.S. Securities and Exchange
Commission as well as the Attorney General or State Securities
Commission of the State of Georgia has (i) made any finding or determination as to the fairness of any aspect of the investment in the Shares or (ii) passed on or endorsed the merits of the investment of the Shares.

                  (i) The Payee hereby acknowledges that the Shares that he will be acquiring are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended; that the exemption from registration under Rule 144 will not be available in any event for at least two years from the date of issuance of the Shares to them, and even then will not be available unless (1) a public trading market then exists for the Shares, (2) adequate information concerning the Maker is then available to the public, and (3) other terms and conditions of Rule
144 are complied with; that any sale of the Shares may be made by the Payee only in accordance with such terms and conditions; and that the certificate or certificates representing the Shares shall bear a legend describing the aforementioned restrictions on the transfer of the Shares which legend will not be removed until the Shares have been registered under the Securities Act of 1933, as amended, the Shares are sold in accordance with any of the provisions of Rule 144 or Rule 144A under said Act, or the Common
Shares qualify for resale under Rule 144(k) promulgated under said
Act.

                  (j) The Payee has not retained any broker or finder in connection with the transactions contemplated in this Note so as to give rise to any valid claim against the Maker or any of its subsidiaries for any broker's or finder's fee, commission or similar compensation.

                  (k) Any information that the Payee has heretofore furnished to the Maker with respect to their financial position, and investment experience is correct and complete as of the date of this Note and, if there should be any material change in such information prior to the date hereof, such Payee will immediately furnish such revised or corrected information to the Maker.

                  (l) The Payee hereby acknowledges that the Maker has only recently been reorganized, has no assets or working capital and has no operating or financial history.

         This Note is secured by a Pledge Agreement, dated April 1, 1996, between CTI Properties, Inc., a wholly owned subsidiary of the undersigned and Lynwood S. Warmack and Charles B. Prater.

         Each of the following events shall constitute an Event of Default hereunder:

         (a) If any amounts due hereunder, or under any liabilities of the undersigned to the Payee are not paid as and when due, or

         (b) If the undersigned fails to perform any of its agreements in addition to the payment of money as set forth in this Note, or


         (c) If any default occurs under any of the aforementioned Pledge Note or other similar agreement relating to any liabilities or security of the undersigned to the Payee, or

         (d) If the undersigned shall become insolvent (as defined in the Uniform Commercial Code as is in effect at that time in benefit of creditors), or should the undersigned file for relief in a proceeding filed pursuant to the Bankruptcy Code, or other laws for the protection or reorganization of debtors, or should an involuntary petition pursuant to the Bankruptcy Code be filed against the undersigned and not be dismissed for sixty (60) days, or if a receiver be appointed for any substantial part or all of the assets of the undersigned, or

         (e) If the Payee shall reasonably determine that the real estate asset owned by CTI Properties, Inc., the Pledgor has been, substantially impaired from the date hereof due to the actions or omissions of the Maker and/or its subsidiaries or affiliates, Payee may demand that the Maker supply additional collateral to secure the indebtedness represented by this Note. Payee may exercise its right to demand additional collateral by written notice to the Maker of such demand. Payee shall provide to the Maker its computation and basis for such demand. Maker shall have thirty
(30) days within which to either (i) supply to the Payee the additional collateral demanded, or (ii) file in good faith the proper notice necessary to commence an arbitration proceeding in the City of Atlanta, State of Georgia, pursuant to the applicable rules of the American Arbitration Association with respect to the interpretation and application of Payee's demand for additional collateral and Maker's objection to such demand; to the extent not inconsistent with the aforementioned rules, each of the Payee and the Maker shall pick an arbitrator of its choice, which arbitrators shall select a third arbitrator; if the two selected arbitrators are unable to mutually agree upon the selection of a third arbitrator, then in that event, both parties shall request that the decision of the arbitrators shall be final and binding upon both the Payee and the Maker with respect to its findings on these issues, and such finding may be enforced by either party in the applicable courts.

         Upon the occurrence of any Event of Default (as defined herein), and if such Event of Default has not been cured by Maker within thirty (30) days after receipt by Maker of written notice of an Event of Default under this Note or under any other agreements to which the Maker and the Payee are parties, the Payee may, at the option of the Payees and without demand or notice of any kind, be declared, and thereupon immediately shall become, due and payable and the Payees may exercise any rights available to Payee by operation of law, or available under any written instrument or agreement, in addition to this Note, relating to any of the indebtedness or liabilities of the undersigned to the Payee for any Collateral, including, but not limited to, exercise of any power granted to the original Payees in the aforementioned Pledge Agreement.

         If this Note is collected by Law, or through an attorney at law, the undersigned shall pay all costs of collection, including all reasonable attorney's fees. Any principal or interest not paid when due, whether by acceleration or otherwise, shall bear interest at the rate of twelve percent (12%) per annum from the date due hereunder until finally paid.

         The undersigned, and each of them, whether Maker, endorser, guarantor, or surety, hereby severally waives and renounces, for himself and family, and all exemption rights either may have under or by virtue of the Constitution of the United States or the laws of the State of Georgia, or any other State, or the United States, as against this debt or any renewal thereof; and each further waives demand, protest and notice of demand, protest and nonpayment.

         The Payee shall be under no duty to exercise any or all of the rights and remedies given by this Note, the Pledge Agreement identified above, or the Georgia Uniform Commercial Code, and no party to this Note shall be discharged from his obligations or undertakings hereunder (a) should the Payee release or agree not to sue any person against whom the party has, to the knowledge of the Payee, a right of recourse, or (b) should the Payee agree to suspend the right to enforce this Note, or Payee's rights with the aforementioned Pledge Agreement or, (c) should the Payee extend in whole or in part the time for payment of this Note. No forbearance or indulgence shall operate as a waiver of any right or remedy of Payee or obligation of the undersigned and no single or partial exercise by the Payee of any right or remedy shall preclude other or further exercise thereof or the exercise of any other right or remedy and, unless Payee shall otherwise agree in writing, Payee shall be entitled to invoke any remedy available to Payee under this Note or by law or in equity and enforce any covenant or condition against the undersigned, despite the forbearance or indulgence. Upon default and demand for payment hereunder, any acceptance of partial payment by Payee shall not constitute a waiver of such demand or any rights (including the right to recover attorney's fees) accruing as a result of such demand, but such payment shall be applied to the amounts due hereunder.

         Notwithstanding anything to the contrary set forth herein, any and all sums due under this Note, whether principal, interest or other fees or charges shall be subject to the Maker's right of set-off pursuant to the indemnification provisions set forth in a certain Restated Stock and Assets Purchase Agreement, dated
February 29, 1996, by and between Lynwood S. Warmack and Charles B. Prater, Carpet Transport, Inc., Carpet Transport Holdings Corp. and related parties including Maker.

         The undersigned may prepay this Note in whole at any time without premium or penalty other than the payment of accrued and unpaid interest. This Note is executed and delivered in the State of Georgia and shall be governed by the laws of that State.

         THE UNDERSIGNED HEREBY WAIVES PRESENTMENT, PROTEST AND NOTICE OF DISHONOR. TIME IS OF THE ESSENCE OF THIS NOTE.


         As used herein, the term "undersigned" shall mean each party directly or indirectly obligated for the indebtedness which this Note evidences, whether as Maker, Co-Maker, Endorser, Surety,
Guarantor or otherwise. If more than one party shall sign this Note, they shall be jointly and severally liable.

         This Note replaces a certain secured Promissory Note, dated April 1, 1996, made by Continental American Transportation, Inc. in favor of Lynwood St. Warmack and Charles B. Prater. This Note is executed under seal on the date printed above.

                                          CONTINENTAL AMERICAN
                                          TRANSPORTATION, INC.


                                          By: s/Timothy Holstein
                                             Timothy Holstein, President

                                          As To The Acknowledgments
                                          of the Payee:

                                              s/Charles B. Prater
                                                   Charles B. Prater

                                              s/Lynwood S. Warmack
                                                   Lynwood S. Warmack




cti-prm2.not

Exhibit No. 21
                                   SUBSIDIARIES OF REGISTRANT

         1. Blue Mack Transport, Inc., organized under the laws of the State of Pennsylvania

         2. Carpet Transport Holdings Corp., organized under the laws of the State of Delaware

         3. Carpet Transport, Inc., organized under the laws of the State of Florida

         4. Chase Brokerage, Inc., organized under the laws of the State of Georgia

         5. CTI Properties, Inc., organized under the laws of the State of Delaware








































cat9610k.amn

Exhibit No. 23                             Independent Auditors' Consent



                  We consent to the incorporation by reference in this Annual Report (Form 10-KSB) of Continental American Transportation, Inc. of our report dated October 11, 1996.









                   s/Rosenberg Rich Baker Berman & Co.

                  Bridgewater, New Jersey
                  October 15, 1996

                                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CONTINENTAL AMERICAN TRANSPORTATION, INC.



                               By: s/Timothy Holstein
                                   Timothy Holstein, President and Director


Dated:  October 30, 1996





                               By:  s/Erik Bailey, Vice President,
                                    Chief Financial Officer and Director



Dated:  October 30, 1996




                               By:   s/Brian Henninger
                                     Brian Henninger, Secretary and Director



Dated:  October 30, 1996


















CAT9610K.AMN