Form 10QSB
period 1996-09-30
CONTINENTAL AMERICAN TRANSPORTATION INC
filed 1996-11-19
CIK 866457

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:  September 30, 1996

                         Commission file number: 0-18729

                    Continental American Transportation, Inc.
             (Exact name of registrant as specified in its Charter)

     Colorado                                         84-1089599
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                               495 Lovers Lane Road, Calhoun, Georgia 30701
                                     (Address of principal executive offices)
                                   (Zip Code)

                                                (706) 629-8682
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes..X..No.....

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of November 12, 1996, 4,862,635 shares of Common Stock were outstanding.

         Transitional Small Business Disclosure Format:

Yes..X..No.....

           Continental American Transportation, Inc. & Subsidiaries

                                    Contents






                                                                        Pages

Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements and Information

             Consolidated Balance Sheets.................................. 1

             Consolidated Statements of Operations........................ 2

             Consolidated Statements of Cash Flows........................ 3

             Notes to the Consolidated Financial Statements............... 4

         Item 2.  Managements Discussions and Analysis of Financial
             Condition and Results of Operations.......................... 5

Part II.     OTHER INFORMATION

               Item 1.   Legal Proceedings...............................  7

               Item 2.   Changes in Securities...........................  8

               Item 3.   Defaults Upon Senior Securities................. 12

               Item 4.   Submission of Matters to a Vote
                         of Security Holders............................. 12

               Item 5.   Other Information............................... 12

               Item 6.   Exhibits and Reports on Form 8-K................ 12

           Continental American Transportation, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)



       Assets
Current Assets
 Cash and cash equivalents                                                                           $  1,116,003
 Restricted cash                                                                                          950,000
 Trade accounts receivable, net of allowance for doubtful accounts of $924,958                         10,513,973
 Installments notes receivable - current portion                                                          622,478
 Inventories                                                                                              309,441
 Other current assets                                                                                   2,776,343
 Deferred income tax benefit - current portion                                                            677,059
                                                                                                       -------------
        Total Current Assets                                                                           16,965,297
                                                                                                       -------------
Property, plant and equipment                                                                          54,760,934
                                                                                                       -------------
Other Assets
     Note receivable - related party                                                                      450,000
     Installment notes receivable, excluding current portion                                              397,978
     Excess of purchase price over fair value of net assets acquired, net                               4,527,474
     Other assets                                                                                         626,278
     Deferred income tax benefits - noncurrent portion                                                    177,387
                                                                                                        -----------
         Total Other Assets                                                                             6,179,117
                                                                                                        -----------
         Total Assets                                                                                  77,905,348
                                                                                                       ============
       Liabilities and Stockholders' Equity
Current Liabilities
     Lines of credit                                                                                     4,619,199
     Current maturities of long-term debt                                                                3,149,163
     Current maturities of capital lease obligations                                                    10,207,577
     Accounts payable                                                                                    6,259,765
     Accrued expenses                                                                                    3,071,942
     Income taxes payable                                                                                  572,258
                                                                                                       -------------
         Total Current Liabilities                                                                      27,879,904
Long-Term Debt, excluding current maturities                                                            18,043,802
Capital Lease Obligations, excluding current maturities                                                 26,179,209
                                                                                                       -------------
         Total Liabilities                                                                              72,102,915
                                                                                                       -------------
Stockholders' Equity
     Preferred stock, $1 par value, 10,000,000 shares authorized, 0 shares
     issued and outstanding                                                                                      -
     Common stock, no par value, 20,000,000 shares authorized,
     4,862,635 shares issued, 4,827,635 shares outstanding                                               8,448,106
     Retained earnings (deficit)                                                                        (2,296,197)
     Demand notes receivable from exercise of stock options and warrants                                  (233,890)
     Treasury stock, 35,000 shares, at cost                                                               (115,586)
                                                                                                        ------------
         Total Stockholders' Equity                                                                      5,802,433
                                                                                                        ------------
         Total Liabilities and Stockholders' Equity                                                    $  77,905,348
                                                                                                         ===========

See notes to the consolidated financial statements.





           Continental American Transportation, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                    Three Months Ended
                                                       September 30,
                                            -----------------------------------
                                                   1996                1995
                                            ---------------     ---------------

Operating Revenues                         $     19,658,693    $      3,044,361
                                            ---------------     ---------------

Operating Expenses
     Salaries and fringes                         6,210,808           1,275,904
     Purchased transportation                     1,719,951             504,367
     Operating supplies and expenses              5,995,718             606,513
     Depreciation and amortization                2,244,722             331,674
     Claims and insurance                           434,917              81,148
     Operating taxes and licenses                   131,479              88,134
     Communication and utilities                    354,225              33,998
     General and administrative expenses          2,281,641             350,368
     Net (gain) loss on sale of equipment             5,667            (34,495)
                                            ---------------     ---------------

           Total Operating Expenses              19,379,128           3,237,611
                                            ---------------     ---------------

Operating Income (Loss)                             279,565           (193,250)
                                            ---------------     ---------------

Other Income
     Interest expense                              (981,698)           (56,745)
     Other income                                    23,784              16,529
                                            ---------------     ---------------
                                                  (957,914)            (40,216)
                                            ---------------     ---------------

         (Loss) Before Income Taxes               (678,349)           (233,466)
Provision for income taxes                                -                   -
                                            ---------------     ---------------

         Net (Loss)                        $      (678,349)    $      (233,466)
                                            ===============     ===============

         (Loss) Per Share                  $          (.15)    $          (.10)
                                            ===============     ===============

Weighted Average Common Shares Outstanding        4,623,153           2,312,656
                                            ===============     ===============







See notes to the consolidated financial statements.

            Continental American Transportation, Inc. & Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)








                               Three Months Ended
                                  September 30,
                                           -----------------------------------

                                                1996                1995
                                           ---------------     ---------------

Cash Flows From Operating Activities      $      3,280,318    $      (483,866)
                                           ---------------     ---------------

Cash Flows From Investing Activities               107,446             226,197
                                           ---------------     ---------------

Cash Flows From Financing Activities           (2,661,840)             272,279
                                           ---------------     ---------------

Net Increase in Cash                               725,924              14,610
Cash, Beginning of Period                        1,340,079                 480
                                           ---------------     ---------------

Cash, End of Period                       $      2,066,003    $         15,090
                                           ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the three months for
  Interest                                $        981,698   $         56,745
                                           ===============     ===============


















See notes to the consolidated financial statements.

            Continental American Transportation, Inc. & Subsidiaries
                 Notes to the Consolidated Financial Statements









NATURE OF PRESENTATION

     The consolidated financial statements reflect all adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

CONVERTIBLE DEBT

     On Auust 19, 1996, the Company sold $1,650,000 in aggregate original principal 7% Convertible Debentures (the 7% Debentures). The 7% Debentures mature and are due and payable as to their aggregate principal $1,640,000, and accrued interest, if any on August 19, 1998; entitle its holder to receive interest payments at the rate of 7% per annum, payable on a semi-annual basis, commencing January 19, 1997, and; are convertible into the Common Shares of the Company on the following basis: one-third of the principal amount of the 7% Debentures may be convertible at any time from and after the 40th day following the date of the 7% Debentures; two-thirds of the principal amount of the 7% Debentures may be convertible at any time from and after the 70th day following the date of the 7% Debentures, and; 100% of the principal amount of the 7% Debentures may be convertible at any time from and after the 100th day following the date of the 7% Debentures, at the conversion price equal to the lesser of
(i) the average closing bid price of the Company's Common Stock for the five (5) consecutive trading days immediately prior to the date of the 7% Debentures or
(ii) seventh-eight (78%) percent of the average closing bid price of the Company's Common Stock for the five (5) consecutive trading days immediately prior to the conversion date.

Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The Company reported consolidated revenue of $19,658,693 and a net loss of $678,349, or $.15 loss per share, compared to $3,044,361 and a net loss of $233,466, or $.10 loss per share for the three months ending September 30, 1996 and 1995, respectively. The comparative results indicate while revenue increased 546%, the net loss increased 191%. The Company's operating income was $279,565, an operating ratio of 99%, for the quarter ending September 30, 1996, compared to an operating loss of $193,250, an operating ratio of 106% for the quarter ending September 30, 1995. The Company's depreciation and amortization for the three months ended September 30, 1996 was $2,244,722, compared to $331,674 for the three months ended September 30, 1995.

         The revenues of the Company are presented on a consolidated basis and are the cumulative results from operations of the Company's three subsidiaries, Blue Mack Transport, Inc., Carpet Transport, Inc. and Chase Brokerage, Inc. Blue Mack reported revenue of $2,534,932 and a net loss of $76,948, or $.02 loss per share for the three months ending September 30, 1996. Carpet Transport reported revenue of $15,388,615, and a net loss of $191,550, or $.04 loss per share for the three months ending September 30, 1996. Chase Brokerage reported revenue of $1,713,934, and net income of $356,123, or $.07 income per share. The parent reported revenue of $21,212, and a net loss of $468,265, or $.10 loss per share. In addition, the Company posted a loss of $297,709, or $.06 loss per share, attributable to depreciation of the excess value of the equipment and amortization of goodwill resulting from the CTI acquisition.

         The Company identified several factors that attributed to the lower than expected revenues and the corresponding net loss for the quarter ending September 30, 1996. The revenue reported by Carpet Transport was 18% lower than anticipated. This was primarily attributable to poor utilization of this subsidiar's revenue equipment. The 650 tractor fleet in the Carpet Transport subsidiary averaged $7,870 in revenue per tractor per month during the three months ending September 30, 1996. The industry average for revenue per tractor per month is approximately $9,500, and management of the Company expected revenue per tractor per month to be $9,300 for the quarter ending September 30, 1996. As a result, Carpet Transport's income from operations as a percentage of revenue fell to 5% for the quarter ending September 30, 1996, compared to approximately 10% for the previous quarter. During the quarter, Carpet Transport did not experience the loss of any major customers and revenue generated by its carpet consolidation held firm during the quarter. The decrease in operational results is directly attributable to a reduction in the utilization of the revenue equipment based on the quantitative information collected by management.

     For the period ending September 30, 1996, Blue Mack operating performance improved as the loss from operations was $31,093, an operating ratio of 101% an improvement from last year's performance of an $800,000 loss from operations for the year, an operating ratio of 108%. The improvement is attributable to two factors, the Blue Mack fleet averaged a better than expected $9,800 revenue per tractor per month during the quarter ending September 30, 1996, and the 95 tractor fleet is comprised of more late model equipment, lowering maintenance costs, during the quarter ending September 30, 1996 compared to the quarter ending September 30, 1995.

         The Company reported total assets of $77,905,345, total liabilities of $72,102,915, and shareholders equity of $5,802,433. The Company reported total current assets of $16,965,297 and total current liabilities of $27,879,904, a current ratio of .61. As of September 30, 1996, the Company reported debt equity of 8%.

         The Company's cash flow from operating activities, investing activities, and financing activities was a positive $3,280,318, $107,446, and a negative $2,661,840 respectively, resulting in a net increase in cash of $725,924 for the quarter ended September 30, 1996. The Company's cash flow from operating activities, investing activities, and financing activities was a negative $483,866, a positive $226,197, and $272,279 respectively, resulting in a net increase in cash of $14,610 for the comparative three months ended September 30, 1995. The Company paid $981,698 in interest expense during the three months ended September 30, 1996 quarter, compared to $56,745 in interest expense during the comparative three months ended September 30, 1995 period.

Part II.          OTHER INFORMATION

Item 1.  Legal Proceedings


         The Company is party to ordinary routine litigation incidental to its business, primarily involving claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities in amounts in excess of self-insured retentions.

         The Company has learned that a former shareholder of the Company filed a complaint with the Securities and Exchange Commission alleging that the Company illegally canceled his stock certificate being held in escrow. Following a thorough internal audit, the Company has responded to this complaint alleging, among other things, that this individual made a claim to these shares without providing any proof of consideration or payment for them. On the basis of this complaint, the Securities and Exchange Commission is conducting a preliminary investigation into the Company's past stock trading activities. Company management is fully cooperating with this preliminary investigation and intends to vigorously defend against this action. Moreover, the Company has retained independent counsel and has filed a lawsuit against this former shareholder, Mr. William T. Denman, III, in the United States District Court, Northern District of Georgia, seeking a declaratory judgment that its actions in canceling Mr. Denman's shares were legal and justifiable under law.

     Charles B. Prater, an employee of the Company and one of the former owners of the Company's wholly owned subsidiaries, Carpet Transport, Inc. and Chase Brokerage, Inc. (collectively the "CTI Companies"), is under indictment in a pending criminal proceeding entitled United States of America v. Charles B. Prater, et al., United States District Court, Northern District of Georgia, Atlanta Division, Criminal Indictment No. 1:95-CR-460. The indictment charges Mr. Prater, along with certain other parties, including Mr. Lynwood S. Warmack, a former employee and co-owner of the CTI Companies, with the embezzlement of several millions of dollars from the CTI Companies in addition to criminal fraud and criminal tax evasion. In addition to the criminal penalties provided by statute if convicted, the indictment seeks to assess a forfeiture penalty against Mr. Prater and others in the amount of approximately $363,000.

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

     Blue Mack Transport,  Inc. v. Trustee for Mural Transport,  Inc.: Blue Mack
     ----------------------------------------------------------------
commenced a core proceeding in the U.S. Bankruptcy Court, Trenton, New Jersey, seeking the return of a $100,000 loan it made to this debtor. Company management has recently learned that the Bankruptcy Court has recognized this claim as valid.

     Mural Transport, Inc. v. GMAC: The Company and Blue Mack are defendants
         ------------------------------
in a core proceeding in the U.S. Bankruptcy Court, Trenton, New Jersey, in which GMAC seeks payment for and/or lease payments allegedly due it as a result of the alleged utilization of its revenue-generating equipment by these parties; the Company and Blue Mack have, and continue to, vigorously prosecute their defense against these claims. The Complainant has failed to specify any specific amount of its claims against the Company and Blue Mack, and Company has filed a motion for summary judgment in this matter.

     Trustee for Mural Transport,  Inc. v. Continental American  Transportation,
     --------------------------------------------------------------------------
Inc., et al: The Company and Blue Mack are  defendants  in a core  proceeding in
------------
the U.S. Bankruptcy Court, Trenton, New Jersey, in which the Trustee is suing on a $15,000 claim representing the alleged value of a piece of revenue equipment allegedly in Defendants' possession.

Item 2.  Changes in Securities

         (a) & (b)
         Not applicable.
         (c)      Recent Sales of Unregistered Securities

     I. During the month of July, 1996, the Company delivered Common Stock Purchase Warrants to 16 persons or entities for past services rendered to the Company, entitling such grantees to purchase an aggregate 1,853,313
Common Shares for exercise prices ranging from $.25 to $7.50 per Common Share. The names of the grantees, the amount of Company Common Shares purchasable and the exercise prices are as follows:

                   Name of Grantee            Exercise Price Number of Shares

         a.       Meridian Holdings, Inc.         $2.50         60,000
                                                  $5.00         20,000
                                                  $7.50         20,000
         b.       Global Financial Group, Inc.    $2.50          4,500
                                                  $5.00          4,500
         c.       Ken Lucas                       $0.25         12,750
                                                  $2.50         44,625
                                                  $5.00         12,750
         d.       Craig Scott                     $0.25          4,250
                                                  $2.50         14,874
                                                  $5.00          4,250
         e.       Glenn Kennedy                   $0.25          6,375
                                                  $2.50         22,314
                                                  $5.00          6,375
         f.       Kevin Miller                    $0.25          4,500
                                                  $2.50         11,250
         g.       Scott Sieck                     $0.25         25,000
                                                  $2.50         25,000
         h.       Affiliated Services, Inc.       $0.25         15,000
                                                  $2.50         60,000
         i.       Ocean Marketing Corp.           $0.25         15,000
                                                  $2.50         60,000
         j.       Pyramid Holdings, Inc.          $0.25         15,000
                                                  $2.50         60,000
         k.       Universal Solutions, Inc.       $0.25         15,000
                                                  $2.50         60,000
         l.       Christie & Company              $0.25         35,000
                                                  $2.50         40,000
         m.       Novaya                          $0.25        150,000
                                                  $2.50         50,000
                                                  $5.00         50,000
         n.       Vicbor                          $0.25        150,000
                                                  $2.50         50,000
                                                  $5.00         50,000
         o.       Arden Brown                     $0.25         35,000
                                                  $2.50         40,000
         p.       Explorer Financial Services,    $0.25        300,000
                  Inc.                            $2.50        300,000

     In the event any of the grantees exercise their Warrants, the proceeds shall be utilized by the Company for working capital. Explorer Financial Services, Inc. is owned by Mr. Christopher Bailey, the brother of Erik Bailey, the Company's Chief Financial Officer.

     The Company issued and distributed the above Warrants pursuant to the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) promulgated thereunder on the basis of the following facts:

         a. The issuance of the Warrants was to a limited number of grantees; each of the transactions pursuant to which a Warrant was issued was negotiated individually between the grantee and the Company and each grantee had a prior existing business relationship with the Company.

         b. All of the grantees received copies of the Company's most recent reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

         c. Each of the Common Stock Purchase Warrants issued to the grantees is non-transferable and bears the following restrictive legend:

                  THIS WARRANT AND THE COMMON STOCK ISSUABLE UPON THE EXERCISE HEREOF CAN ONLY BE TRANSFERRED IN COMPLIANCE WITH THE SECURITIES ACT OF 1933, AS AMENDED AND APPLICABLE STATE SECURITIES LAWS. THIS WARRANT MAY NOT BE SOLD, TRANSFERRED, OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT, UNLESS, IN THE OPINION OF COUNSEL TO THE COMPANY, SUCH REGISTRATION IS NOT THEN REQUIRED.

         e. The Company has agreed to register all of the Common Shares underlying all of the subject Warrants under the Securities Act of 1933, as amended.

         f. The Company did not pay any commissions or finder's fees to any party in connection with the issuance of the subject Warrants.

     II. On August 19, 1996, the Company sold $1,650,000 in aggregate original principal amount of its 7% Convertible Debentures (the "7% Debentures") to Cameron Capital Ltd., a corporation organized under the laws of the Country of Bermuda and having its principal offices located at 10 Cavendish Road, Hamilton HM 19, Bermuda, pursuant to a certain Regulation S Offshore Securities Subscription Agreement between the parties and dated the date of the placement. The Company utilized the services of Cameron Capital Management Ltd. as the placement agent for the 7% Debentures and paid a commission by issuing to this placement agent a Common Stock Purchase Warrant to purchase 200,000 shares of the Company's Common Stock, no par value per share, at the exercise price of $3.50 per share, exercisable at any time, in part or in whole, during the period from August 19, 1996 through August 19, 2001, pursuant to a certain Offshore Warrant Subscription Agreement, dated August 19, 1996, by and between the Company and the placement agent. The 7% Debentures: mature and are due and payable as to their aggregate principal $1,650,000, and accrued interest, if any, on August 19, 1998; entitle its holder to receive interest payments at the rate of 7% per annum, payable on a semi-annual basis, commencing January 19, 1997, and; are convertible into the Common Shares of the Company on the following basis: one-third of the principal amount of the 7% Debentures may be convertible at any time from and after the 40th day following the date of Closing, August 19, 1996; two-thirds of the principal amount of the 7% Debentures may be convertible at any time from and after the 70th day following the date of Closing, August 19, 1996 and; 100% of the principal amount of the 7% Debentures may be convertible at any time from and after the 100th day following the date of Closing, August 19, 1996, at the conversion price equal to the lesser of (i) the average closing bid price of the Company's Common Stock for the five (5) consecutive trading days immediately prior to the date of Closing, August 19, 1996 or, (ii) seventy-eight (78%) percent of the average closing bid price of the Company's Common Stock for the five (5) consecutive trading days period immediately prior to the conversion date.

         The  Company   relied  upon  the  exemptions   from  the   registration
requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Regulation S promulgated thereunder, based upon the following facts:

     1. The Regulation S Offshore Securities Subscription Agreement, dated August 19, 1996, executed by and between the Company and Cameron Capital Ltd. (the "Offshore Subscriber") as well as the Offshore Warrant Subscription Agreement, dated August 19, 1996, executed by and between the Company and Cameron Capital Management Ltd. (the "Offshore Placement Agent") contained, among other covenants, the following representations and warranties made by the Offshore Subscriber and the Offshore Placement Agent, respectively: (a) the Offshore Subscriber and the Offshore Placement Agent, were not "U.S. person(s)" as that term is defined in Rule 902(o) of Regulation S and that their true and correct principal office, address and telephone number is 10 Cavendish Road, Hamilton HM 19, Bermuda, (441)295-5455; (b) the Offshore Subscriber and the Offshore Placement Agent were and will not be officer(s), director(s) or affiliate(s) of the Company; (c) the Offshore Subscriber and the Offshore Placement Agent agreed that all offers and sales of the 7% Debentures, the Warrants and shares of the Company's Common Stock issuable upon conversion and/or exercise thereof shall not be made to a U.S. person or for the account or benefit of U.S. persons and shall otherwise be made in compliance with the provisions of Regulation S; (d) the Offshore Subscriber and the Offshore Placement Agent are not distributor(s) as that term is defined in Rule 902(c) of Regulation S; (e) the offers and sales of the subject securities have not been and will not be prearranged by the Offshore Subscriber or by the Offshore Placement Agent with a purchaser located in the United States or a purchaser which is a U.S. person, and; (f) neither the Offshore Subscriber nor the Offshore Placement Agent had engaged nor will they engage in any activity for the purpose of, or that could reasonably be expected to have the effective of, conditioning the market in the United States for any of the 7% Debentures, Warrants or any of the Common Shares issuable upon the conversion and/or exercise thereof.

         2. The Company's officers and directors at all times during the negotiation and the subsequent consummation of the subject transaction with the Offshore Subscriber and the Offshore Placement Agent conducted these activities directly with such entities' representatives who were at all times located in Bermuda; the Company's officers and directors made such investigation and performed a due diligence review of the subject transaction, the Offshore Subscriber and the Offshore Placement Agent so as to provide it with a reasonable basis to conclude that the subject transaction was conducted in full compliance with all of the provisions of Regulation S promulgated under the 1933 Act.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) not applicable.

         (b) Registrant did not file any Current Reports during the subject period.

                                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-QSB for the period ending September 30, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CONTINENTAL AMERICAN TRANSPORTATION, INC.


                                   By: s/Erik Bailey
                                   Erik Bailey, Vice President
                                   Chief Financial Officer

Dated:  November 18, 1996
































catform8-10Q