Form 10KSB/A
period 1996-06-30
CONTINENTAL AMERICAN TRANSPORTATION INC
filed 1996-12-12
CIK 866457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[x]      Annual Report Pursuant to Section 13 or 15(d) of the
         Securities and Exchange Act of 1934 [Fee Required]


         For the Fiscal Year ended June 30, 1996

                           Commission File No. 0-18729

                    CONTINENTAL AMERICAN TRANSPORTATION, INC.
                  Name of Small Business Issuer in its Charter

         COLORADO                                 84-1099599
State or Other Jurisdiction of              IRS Employer Identification
Incorporation or Organization               Number

495 Lovers Lane, Calhoun, Georgia                     30701
-----------------------------------------            ------
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

                                               EXHIBIT INDEX



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


16                Letter on Change in Certifying
                  Accountant                        Incorporated by reference
                                                    to Item 9 of Company's Form
                                                    10-K for the Year Ended
                                                    June 30,  1994,  and
                                                    Exhibit G to Company's
                                                    Proxy Statement.

21                Subsidiaries of the Registrant              Page 250

23                Consent of Rosenberg Rich Baker Berman
                  and Company                                 Page 251

27                Financial Data Schedule                     Page 252






                                                                38-2



                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 2 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CONTINENTAL AMERICAN TRANSPORTATION, INC.



                                   By: s/Timothy Holstein
                                       Timothy Holstein, President and Director


Dated:  December 11, 1996


                                   By: s/Erik Bailey
                                       Erik Bailey, Vice President,
                                       Chief Financial Officer and Director


Dated:  December 11, 1996




                                    By: s/Brian Henninger
                                        Brian Henninger, Secretary and Director



Dated:  December 11, 1996





CAT9610K.AM3