Form 10QSB/A
period 1996-09-30
CONTINENTAL AMERICAN TRANSPORTATION INC
filed 1997-01-27
CIK 866457

FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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

Yes..X..No.....

           CONTINENTAL AMERICAN TRANSPORTATION, INC. AND SUBSIDIARIES

                                    CONTENTS
                                                                 Pages

I.    FINANCIAL INFORMATION


           Item 1.  Financial Statements and Information

                    Consolidated Balance Sheets                    3

                    Consolidated Statements of Operations          4

                    Consolidated Statements of Cash Flows          5

                    Notes to Financial Statements                  6

           Item 2.    Management's Discussion and Analysis         8
                      of Financial Condition and Results
                      of Operations

Part II    OTHER INFORMATION

           Item 1.     Legal Proceedings.                          10


           Item 2.     Changes in Securities.                      11

           Item 3.     Defaults Upon Senior Securities.            15

           Item 4.     Submission of Matters to a Vote
                       of Security Holders.                        15

           Item 5.     Other Information.                          15

           Item 6.     Exhibits and Reports on Form 8-K.           15

           Continental American Transportation, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)



       Assets
Current Assets
 Cash and cash equivalents                                                           $      1,116,003
 Restricted cash                                                                              950,000
 Trade accounts receivable, net of allowance for doubtful accounts of $924,958             10,513,973
 Installments notes receivable - current portion                                              622,478
 Inventories                                                                                  309,441
 Other current assets                                                                       3,022,730
 Deferred income tax benefit - current portion                                                677,059
                                                                                          ---------------
    Total Current Assets                                                                  17,211,684
                                                                                          ---------------
Property, plant and equipment                                                                  54,760,934

                                                                                          ---------------

Other Assets

     Note receivable - related party                                                              450,000
     Installment notes receivable, excluding current portion                                      397,978
     Excess of purchase price over fair value of net assets acquired, net                       4,527,474
     Other assets                                                                                 626,278
     Deferred income tax benefits - noncurrent portion                                            177,387
                                                                                          ---------------
         Total Other Assets                                                                     6,179,117
                                                                                          ---------------
         Total Assets                                                                          78,151,735
                                                                                          ===============
       Liabilities and Stockholders' Equity
Current Liabilities
     Lines of credit                                                                            4,619,199
     Current maturities of long-term debt                                                       3,149,163
     Current maturities of capital lease obligations                                           10,207,577
     Accounts payable                                                                           6,259,765
     Accrued expenses                                                                           3,071,942
     Income taxes payable                                                                         572,258
                                                                                          ---------------
         Total Current Liabilities                                                             27,879,904
Long-Term Debt, excluding current maturities                                                   18,043,802
Capital Lease Obligations, excluding current maturities                                        26,179,209
                                                                                          ---------------
         Total Liabilities                                                                     72,102,915
                                                                                          ---------------
Stockholders' Equity
     Preferred  stock,  $1 par value,  10,000,000  shares  authorized,  0 shares issued and outstanding -
     Common stock, no par value, 20,000,000 shares authorized,  4,862,635 shares issued, 4,827,635 shares outstanding 8,419,512
     Warrants                                                                                     351,641
     Retained earnings (deficit)                                                              (2,372,857)
     Demand notes receivable from exercise of stock options and warrants                        (233,890)
     Treasury stock, 35,000 shares, at cost                                                     (115,586)
                                                                                          ---------------
         Total Stockholders' Equity                                                             6,048,820
                                                                                          ---------------
         Total Liabilities and Stockholders' Equity                                      $     78,151,735
                                                                                          ===============


See notes to the consolidated financial statements.

           Continental American Transportation, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three Months Ended
                                                      September 30,
                                            -----------------------------------
                                                  1996                1995
                                            ---------------     ---------------
Operating Revenues                        $     19,658,693    $      3,044,361
                                             --------------     ---------------

Operating Expenses
     Salaries and fringes                        6,210,808           1,275,904
     Purchased transportation                    1,719,951             504,367
     Operating supplies and expenses             5,995,718             606,513
     Depreciation and amortization               2,244,722             331,674
     Claims and insurance                          434,917              81,148
     Operating taxes and licenses                  131,479              88,134
     Communication and utilities                   354,225              33,998
     General and administrative expenses         2,358,301             350,368
     Net (gain) loss on sale of equipment            5,667            (34,495)
                                            ---------------     ---------------

           Total Operating Expenses             19,455,788           3,237,611
                                            --------------      ---------------

Operating Income (Loss)                            202,905           (193,250)
                                            ---------------     ---------------

Other Income
     Interest expense                             (981,698)           (56,745)
     Other income                                   23,784              16,529
                                           ---------------     ---------------
                                                 (957,914)            (40,216)
                                           ---------------     ---------------

         (Loss) Before Income Taxes              (755,009)           (233,466)
Provision for income taxes                              -                   -
                                           ---------------     ---------------

         Net (Loss)                       $      (755,009)    $      (233,466)
                                          ===============     ===============

         (Loss) Per Share                 $          (.16)    $          (.10)
                                           ===============     ===============
Weighted Average Common Shares Outstanding      4,623,153           2,312,656
                                           ===============     ===============





See notes to the consolidated financial statements.

            Continental American Transportation, Inc. & Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                       ree Months Ended
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

CONVERTIBLE DEBT

     On Auust 19, 1996, the Company sold $1,650,000 in aggregate original principal 7% Convertible Debentures (the "7% Debentures"). The 7% Debentures mature and are due and payable as to their aggregate principal $1,640,000, and accrued interest, if any on August 19, 1998; entitle its holder to receive interest payments at the rate of 7% per annum, payable on a semi-annual basis, commencing January 19, 1997, and; are convertible into the Common Shares of the Company on the following basis: one-third of the principal amount of the 7% Debentures may be convertible at any time from and after the 40th day following the date of the 7% Debentures; two-thirds of the principal amount of the 7% Debentures may be convertible at any time from and after the 70th day following the date of the 7% Debentures, and; 100% of the principal amount of the 7% Debentures may be convertible at any time from and after the 100th day following the date of the 7% Debentures, at the conversion price equal to the lesser of (i) the average closing bid price of the Company's Common Stock for the five (5) consecutive trading days immediately prior to the date of the 7% Debentures or (ii) seventh-eight (78%) percent of the average closing bid price of the
     Company's Common Stock for the five (5) consecutive trading days immediately prior to the conversion date.

WARRANTS

     The company has granted Common Stock Purchase Warrants to certain individuals and entities principally for services to be rendered during the twelve-month period commencing July 1, 1996, entitling such grantees to purchase an aggregate of 2,068,441 common shares of the Company. Of the above, such warrants grant a right to purchase 765,625 common shares at a cost per share less than the fair market value of the Company's common shares on the date of grant. The aggregate excess fair market value amounts to $328,516 and is being recognized ratably as a charge to earnings over the ensuing twelve-month period commencing with the date of grant.

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

            Continental American Transportation, Inc. & Subsidiaries
                 Notes to the Consolidated Financial Statements





CONTINGENT LIABILITIES, Continued

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

     The Company has learned that one of its former shareholders filed a complaint with the Securities and Exchange Commission alleging the Company illegally canceled his stock certificate being held in escrow. The Company has responded to this complaint alleging, among other things, that this individual made a claim to these shares without paying any consideration for them. On the basis of this complaint the Securities and Exchange Commission is conducting a preliminary investigation into the Company's stock trading activities. Company management is fully cooperating with this preliminary investigation and intends to vigorously defend against this action.

Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

         The Company reported consolidated revenue of $19,658.693 and a net loss of $755,009, or $.16 loss per share, compared to $3,044,361 and a net loss of $233,466, or $.10 loss per share for the three months ending September 30, 1996 and 1995, respectively. The comparative results indicate while revenue increased 546%, the net loss increased 223%. The Company's operating income was $202,905, an operating ratio of 99%, for the quarter ending September 30, 1996, compared to an operating loss of $193,250, an operating ratio of 106% for the quarter ending September 30, 1995. The Company's depreciation and amortization for the three months ended September 30, 1996 was $2,244,722, compared to $331,674 for the three months ended September 30, 1995.

         The revenues of the Company are presented on a consolidated basis and are the cumulative results from operations of the Company's three subsidiaries, Blue Mack Transport, Inc., Carpet Transport, Inc. and Chase Brokerage, Inc. Blue Mack reported revenue of $2,534,932 and a net loss of $76,948, or $.02 loss per share for the three months ending September 30, 1996. Carpet Transport reported revenue of $15,388,615, and a net loss of $191,550, or $.04 loss per share for the three months ending September 30, 1996. Chase Brokerage reported revenue of $1,713,934, and net income of $356,123, or $.07 income per share. The parent reported revenue of $21,212, and a net loss of $544,925, or $.11 loss per share. In addition, the Company posted a loss of $297,709, or $.06 loss per share, attributable to depreciation of the excess value of the equipment and amortization of goodwill resulting from the CTI acquisition.

         The Company identified several factors that attributed to the lower than expected revenues and the corresponding net loss for the quarter ending September 30, 1996. The revenue reported by Carpet Transport was 18% lower than anticipated. This was primarily attributable to poor utilization of this subsidiary's revenue equipment. The 650 tractor fleet in the Carpet Transport subsidiary averaged $7,870 in revenue per tractor per month during the three months ending September 30, 1996. The industry average for revenue per tractor per month is approximately $9,500, and management of the Company expected revenue per tractor per month to be $9,300 for the quarter ending September 30, 1996. As a result, Carpet Transport's income from operations as a percentage of revenue fell to 5% for the quarter ending September 30, 1996, compared to approximately 10% for the previous quarter. During the quarter, Carpet Transport did not experience the loss of any major customers and revenue generated by its carpet consolidation held firm during the quarter. The decrease in operational results is directly attributable to a reduction in the utilization of the revenue equipment based on the quantitative information collected by management.

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

         The Company reported total assets of $78,151,735, total liabilities of $72,102,915, and shareholders equity of $6,048,820. The Company reported total current assets of $17,211,684 and total current liabilities of $27,879,904, a current ratio of .62. As of September 30, 1996, the Company reported debt equity of 8%.

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

         The Company has learned that a former shareholder of the Company filed a complaint with the Securities and Exchange Commission alleging that the Company illegally canceled his stock certificate being held in escrow. Following a thorough internal audit, the Company has responded to this complaint alleging, among other things, that this individual made a claim to these shares without providing any proof of consideration or payment for them. On the basis of this complaint, the Securities and Exchange Commission is conducting a preliminary investigation into the Company's past stock trading activities. Company management is fully cooperating with this preliminary investigation and intends to vigorously defend against this action. Moreover, the Company has retained independent counsel and has filed a lawsuit against this former shareholder, Mr. William T. Denman, III, in the United States District Court, Northern District of Georgia, seeking a declaratory judgment that its actions in canceling Mr. Denman's shares were legal and justifiable under law. The foregoing is sometimes referred to below as the "Denman Investigation".

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

         Blue Mack Transport, Inc. v. Trustee for Mural Transport,
Inc.: Blue Mack commenced a core proceeding in the U.S. Bankruptcy Court, Trenton, New Jersey, seeking the return of a $100,000 loan it made to this debtor. The Bankruptcy Court recently recognized this claim as valid and the proceeding has settled pending the Court's approval on the basis of Blue Mack's agreement to accept a payment in the amount of $60,000.

         Trustee of Lands End Leasing v. Blue Mack, et al.: Continental and Blue Mack are defendants in a core proceeding in the U.S. Bankruptcy Court, Trenton, New Jersey, in which the Lands Lend Leasing Trustee seeks payment for and/or lease payments allegedly due it as a result of the alleged utilization of its revenue-generating equipment by these parties; Continental and Blue Mack have, and continue to, vigorously prosecute their defense against these claims. The Complainant has failed to specify any specific amount of its claims against Continental and Blue Mack, and this proceeding is in the discovery stage.

         Trustee for Mural Transport, Inc. v. Blue Mack, et al.: Blue Mack is a defendant in a core proceeding in the U.S. Bankruptcy Court, Trenton, New Jersey, in which the Trustee sued on a $15,000 claim representing the alleged value of a piece of revenue equipment allegedly in Defendant's possession. This proceeding has been settled with no liability assessed against Blue Mack.

Item 2.  Changes in Securities

         (a) & (b)
          Not applicable.
         (c)      Recent Sales of Unregistered Securities

         I. During the month of July, 1996, the Company delivered common stock purchase warrants to 16 persons or entities for services to be rendered to the Company during fiscal year ending June 30, 1997, entitling such grantees to purchase an aggregate 1,810,000 Common Shares at exercise prices ranging from $.25 to $7.50 per Common Share. The Company thereafter, on July 26, 1996, filed a registration statement on Form S-3 with the Securities and Exchange Commission, seeking to register the 1,810,000 common shares underlying the 16 Warrants as well as an additional 750,000 common shares on behalf of certain Selling Securityholders (the foregoing Form S-3 registration statement and all subsequent amendments thereto are hereinafter collectively referred to as the "Registration Statement"). In response to the filing of the Registration Statement, the Security and Exchange Commission notified the Company that because of the pending Denman Investigation, it would not review the Registration Statement. Accordingly, and as it has certified, the Company's Board of Directors agreed to proceed to finalize the Registration Statement and confirmed its obligation under applicable securities law to provide full and complete disclosure of all material facts in the Registration Statement.

Subsequent Event. During October, 1996, the Company issued additional warrants to certain individuals and modified certain other outstanding warrants, the net effect of which was to increase Common Shares underlying outstanding warrants by an aggregate 158,441 shares. The new warrants, issued for services rendered during the Company's fiscal year ending June 30, 1997, entitle their grantees to purchase Company Common Shares at exercise prices ranging from $0.25 to $5.00 per Common Share.

         On November 25, 1996, the Company filed a Pre-effective Amendment to the Registration Statement, registering the additional 158,441 Common Shares underlying the then outstanding warrants. The Registration Statement was ordered effective by the Securities and Exchange Commission on November 29, 1996. Thereafter, the Company and certain Warrantholders exchanged and, in certain instances, canceled some of the outstanding warrants. As a result of these transactions and the consolidation of certain of the outstanding warrants, as of December 10, 1996, there were 11 outstanding warrants issued pursuant to consulting agreements between the Company and all but one of the warrantholders who received warrants to purchase 30,000 Company Common Shares for services rendered as a placement agent in a capital investment transaction. The Company intends to file a post-effective amendment to the Registration Statement that reflects the December 10, 1996 warrant consolidation and transactional warrant modifications mentioned above.

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

         II. On August 19, 1996, the Company sold $1,650,000 in aggregate original principal amount of its 7% Convertible Debentures (the "7% Debentures") to Cameron Capital Ltd., a corporation organized under the laws of the Country of Bermuda and having its principal offices located at 10 Cavendish Road, Hamilton HM 19, Bermuda, pursuant to a certain Regulation S Offshore Securities Subscription Agreement between the parties and dated the date of the placement. The Company utilized the services of Cameron Capital Management Ltd. as the placement agent for the 7% Debentures and paid a commission by issuing to this placement agent a Common Stock Purchase Warrant to purchase 200,000 shares of the Company's Common Stock, no par value per share, at the exercise price of $3.50 per share, exercisable at any time, in part or in whole, during the period from August 19, 1996 through August 19, 2001, pursuant to a certain Offshore Warrant Subscription Agreement, dated August 19, 1996, by and between the Company and the placement agent. The 7% Debentures: mature and are due and payable as to their aggregate principal $1,650,000, and accrued interest, if any on, August 19, 1998; entitle its holder to receive interest payments at the rate of 7% per annum, payable on a semi-annual basis, commencing January 19, 1997, and; are convertible into the Common Shares of the Company on the following basis: one-third of the principal amount of the 7% Debentures may be convertible at any time from and after the 40th day following the date of Closing, August 19, 1996; two-thirds of the principal amount of the 7% Debentures may be convertible at any time from and after the 70th day following the date of Closing, August 19, 1996, and; 100% of the principal amount of the 7% Debentures may be convertible at any time from and after the 100th day following the date of Closing, August 19, 1996, at the conversion price equal to the lesser of (i) the average closing bid price of the Company's Common Stock for the five (5) consecutive trading days immediately prior to the date of Closing, August 19, 1996 or, (ii) seventy-eight (78%) percent of the average closing bid price of the Company's Common Stock for the five (5) consecutive trading days period immediately prior to the conversion date.

         The  Company   relied  upon  the  exemptions   from  the   registration
requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Regulation S promulgated thereunder, based upon the following facts:

         1. The Regulation S Offshore Securities Subscription Agreement, dated August 19, 1996, executed by and between the Company and Cameron Capital Ltd. (the "Offshore Subscriber") as well as the Offshore Warrant Subscription Agreement, dated August 19, 1996, executed by and between the Company and Cameron Capital Management Ltd. (the "Offshore Placement Agent") contained, among other covenants, the following representations and warranties made by the Offshore Subscriber and the Offshore Placement Agent, respectively: (a) the Offshore Subscriber and the Offshore Placement Agent, were not "U.S. person(s)" as that term is defined in Rule 902(o) of Regulation S and that their true and correct principal office, address and telephone number is 10 Cavendish Road, Hamilton HM 19, Bermuda, (441)295-5455; (b) the Offshore Subscriber and the Offshore Placement Agent were and will not be officer(s), director(s) or affiliate(s) of the Company; (c) the Offshore Subscriber and the Offshore Placement Agent agreed that all offers and sales of the 7% Debentures, the Warrants and shares of the Company's Common Stock issuable upon conversion and/or exercise thereof shall not be made to a U.S. person or for the account or benefit of U.S. persons and shall otherwise be made in compliance with the provisions of Regulation S; (d) the Offshore Subscriber and the Offshore Placement Agent are not distributor(s) as that term is defined in Rule 902(c) of Regulation S; (e) the offers and sales of the subject securities have not been and will not be pre-arranged by the Offshore Subscriber or by the Offshore Placement Agent with a purchaser located in the United States or a purchaser which is a U.S. person, and; (f) neither the Offshore Subscriber nor the Offshore Placement Agent had engaged nor will they engage in any activity for the purpose of, or that could reasonably be expected to have the effective of, conditioning the market in the United States for any of the 7% Debentures, Warrants or any of the Common Shares issuable upon the conversion and/or exercise thereof.

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

         (c) Exhibit No. 27, Financial Data Summary

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Form 10-QSB for the period ending September 30, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONTINENTAL AMERICAN TRANSPORTATION, INC.


                                    By:    s/Erik Bailey
                                            Erik Bailey, Vice President
                                            Chief Financial Officer

Dated:  January 24, 1997


































catformA-10Q