Form 10QSB/A
period 1996-09-30
CONTINENTAL AMERICAN TRANSPORTATION INC
filed 1997-08-20
CIK 866457

FORM 10-QSB/A2
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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

         I. During the month of July, 1996, the Company delivered common stock purchase warrants to 16 persons or entities for services to be rendered to the Company during fiscal year ending June 30, 1997, entitling such grantees to purchase an aggregate 1,810,000 Common Shares at exercise prices ranging from $.25 to $7.50 per Common Share. The Company thereafter, on July 26, 1996, filed a registration statement on Form S-3 with the Securities and Exchange Commission, seeking to register the 1,810,000 common shares underlying the 16 Warrants as well as an additional 750,000 common shares on behalf of certain Selling Securityholders (the "Registration Statement"). Thereafter, the Securities and Exchange Commission notified the Company that it would not review the Registration Statement. On November 19, 1996, the Company filed Pre-Effective Amendment No. 1 to the Registration Statement accompanied by the certification of the Board of Directors required by the SEC that the Board acknowledged its obligations under applicable securities laws to provide full and complete disclosure of all material facts in the Registration Statement and that the Company would not utilize the position taken by the SEC not to review the Registration Statement as a defense in any future SEC enforcement action. On November 26, 1997, the SEC declared the Registration Statement effective pursuant to Company request.

                                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to its Form 10-QSB for the period ending September 30, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.




                             CONTINENTAL AMERICAN TRANSPORTATION, INC.


                             By: s/Timothy Holstein
                                  Timothy Holstein, President and Chief
                                  Executive officer


                              By: s/Glenn Singleton
                                  Glenn Singleton, Principal Financial
                                  and Chief Accounting Officer



Dated:  August 20, 1997











catforA2-10Q