Form 10KSB/A
period 1996-06-30
CONTINENTAL AMERICAN TRANSPORTATION INC
filed 1997-08-21
CIK 866457

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A3

[x]      Annual Report Pursuant to Section 13 or 15(d) of the
         Securities and Exchange Act of 1934 [Fee Required]

         For the Fiscal Year ended June 30, 1996

                           Commission File No. 0-18729

           CONTINENTAL AMERICAN TRANSPORTATION, INC.
                  Name of Small Business Issuer in its Charter

         COLORADO                             84-1099599
State or Other Jurisdiction of          IRS Employer Identification
Incorporation or Organization           Number

495 Lovers Lane, Calhoun, Georgia                        30701
---------------------------------------                  ------
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

         The Company maintains a $5,000,000 line of credit pursuant to a certain Revolving Credit Agreement with Transport Clearings L.L.C. of St. Paul,
Minnesota ("TC") pursuant to the general terms of which CTI has pledged to TC its accounts receivable and may borrow funds in an amount equal to 80% of such receivables to finance working capital for its CTI operations.1 In addition, on May 6, 1996, the Company executed agreements to provide a separate $500,000 line of credit to finance the working capital for its subsidiary, Blue Mack Transport, Inc.'s operations with Foothill Capital

1 The terms of the Company's line of credit with TC have been subsequently amended on October 15, 1996 and January 17, 1997; currently, the Company may only borrow funds against this line in an amount equal to 50% of CTI's qualified accounts receivables and is currently paying annual interest equal to the prime rate established from time to time by Firstar Bank Milwaukee plus 7.75%; in addition, TC may terminate this line of credit arrangement on notice in its sole and absolute discretion; the Company is presently negotiating with several new lenders in an attempt to replace TC as its accounts receivable lender which has expressed its intentions to terminate its lender relationship with the Company. As of June 30, 1997, the Company had an outstanding balance due TC of $ 5,033,847.57 and an outstanding balance due Foothill of $533,234.46. * May contain "forward-looking statements".

Corporation of Mechanicsville, Virginia ("Foothill"). Blue Mack Transport, Inc. has provided a first lien position to Foothill on its accounts receivable, equipment and other inventory to collateralize the loan agreements. The material terms of this line of credit required that Blue Mack Transport, Inc. pay interest on the outstanding balance at the prime rate determined by Norwest Bank Minnesota, N.A. plus 2.5% and permitted the borrowing of up to 80% of the aggregate eligible receivables. Following the initial term of this loan agreement, Foothill has recently notified Blue Mack Transport, Inc. that its line of credit will continue on a month-to-month basis with Foothill having the ability to terminate such line of credit any month it determines, in its sole discretion, that it would not be appropriate to continue the lender relationship; in addition, Foothill began reducing its commitment to extend credit based upon 80% of eligible receivables by 0.5% per week to commence on August 14, 1997. As of June 30, 1996, the Company had borrowed $4,834,378 against these two lines of credit.

         The Company has adequate liquidity to meet its current needs. While the current ratio of the Company is .59, and the debt to equity is 8.87%, the Company believes that through the refinancing of its revenue equipment debt, proceeds from the sale of equipment, and a private placement of long-term debt (5-year notes) of the Company's securities, the Company will be able to meet its short-term obligations.* Due to the capital intensive nature of the trucking industry with respect to purchasing revenue equipment, the Company will continue to have significant capital requirements over the long term, which shall require the Company to incur additional debt.* If the Company is unable to refinance its existing equipment debt, finance new revenue equipment, or complete the aforementioned private placement, the Company may seek to raise additional equity capital.* The availability of this capital will depend upon prevailing market conditions,, the market price of the common stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations.*

         The Company's subsidiaries, CTI and A&P, may be liable, jointly and severally to a future Internal Revenue Service claim or claims that they understated revenues in the approximate amount of $3,400,000 arising out of the criminal proceedings pending against Messrs. Charles B. Prater and Lynwood S. Warmack, former owners of these companies. In addition, these subsidiaries may also be faced with a liability in a wrongful death lawsuit and accompanying proceedings in West Virginia Federal Court, in amounts not covered by applicable insurance policies. The Company has an agreement of indemnification from Messrs. Prater and Warmack to protect against these contingent liabilities and may set-off the aggregate amount of any liabilities arising against these subsidiaries against the $7,290,000 Company Note due Messrs. Warmack and Prater. The Board of Directors has no reason to believe that the aggregate amount of potential liability under future Internal Revenue Service claims and this lawsuit would exceed $7,290,000. However, if either one or both of these liabilities were to attach currently, they would have a material adverse effect on the financial condition of the Company and its subsidiaries.

* May contain "forward-looking statements".

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
                                                     Secretary
                                                     Comptroller

         Timothy Holstein has been the President, Chief Executive Officer and a director of the Company since June 21, 1995. Prior to joining the Company, Mr. Holstein was the majority owner of Blue Mack Transport, Inc., a Pennsylvania-based private trucking company which he founded in 1986 and which company was acquired on June 21, 1995 by the Company pursuant to a reverse merger acquisition. Mr. Holstein was appointed to the Company's Board of Directors and shall remain a director until the next annual meeting of the Company's shareholders. Mr. Holstein is also an officer and director of Bio-Dyne Corporation, a reporting company under the Securities Exchange Act of 1931, as amended, (the "Exchange Act") and prior to his resignation on May 13, 1997, devoted approximately 3 hours per week of his time to the business affairs of this corporation. Mr. Holstein devotes a minimum of 40 hours per week to the business and affairs of the Company and its subsidiaries.

         Erik Bailey has been the Vice President, Chief Financial Officer and a director of the Company since June 21, 1995. Prior to his appointment as a member of the Board of Directors, Mr. Bailey was the Chief Financial Officer of Blue Mack Transport, Inc., a Pennsylvania-based private trucking company, since April, 1995. Prior to that time, Mr. Bailey served as a consultant to private and public companies. Mr. Bailey was appointed to the Company's Board of Directors and shall remain a director until the next annual meeting of the Company's shareholders. Mr. Bailey is also an officer and director of Bio-Dyne Corporation, a reporting company under the Exchange Act. Mr. Bailey also serves as a consultant to several private and public companies with respect to merger and acquisition analysis and advice. Mr. Bailey devoted a minimum of 40 hours per week to the business and affairs of the Company and its subsidiaries.

         Brian Henninger has been the Secretary and a director of the Company since March 27, 1995. Prior to his appointment, Mr. Henninger served as a financial consultant to several private companies. For the approximate ten year period prior to November, 1995, Mr. Henninger served as the comptroller for a nationwide transportation company. Mr. Henninger also serves as an officer and director of Bio-Dyne Corporation, a reporting company under the Exchange Act. Mr. Henninger also serves on the Boards of Directors for several private companies not engaged in the transportation industry business. Mr. Henninger devoted a minimum of 40 hours per week to the business and affairs of the Company and its subsidiaries.

Significant Employees

         Charles B. Prater, 52 year's of age, a former owner of the Company's subsidiaries, Carpet Transport, Inc., A&P Transportation, Inc. and Chase Brokerage, Inc., is working in the operations center for Carpet Transport, Inc. and Chase Brokerage, Inc. and is deemed an employee at will. Mr. Prater, along with Lynwood S. Warmack, was a co-founder, director and principal officer of CTI, A&P and Chase during the five-year period preceding the Company's acquisition of these subsidiaries in 1996. Mr. Prater is currently under indictment in a pending criminal proceeding entitled United States of America v. Charles B. Prater, et al., United States District Court, Northern District of Georgia, Atlanta Division, Criminal Indictment No. 1:95-CR-460. The indictment charges Mr. Prater, along with certain other parties, including Mr. Lynwood S. Warmack, a former employee and co-owner of the CTI Companies, with the embezzlement of several millions of dollars principally from Carpet Transport, Inc. in addition to criminal fraud and criminal tax evasion.

         Lynwood S. Warmack, 71 year's of age, a former owner of the Company's subsidiaries, Carpet Transport, Inc., A&P Transportation, Inc. and Chase Brokerage, Inc., worked in the operations center for Carpet Transport, Inc. and Chase Brokerage, Inc. until September, 1996 and is no longer employed by the Company or any of its subsidiaries. Mr. Warmack, along with Charles B. Prater, was a co-founder, director and principal officer of CTI, A&P and Chase during the five-year period preceding the Company's acquisition of these subsidiaries in 1996. Mr. Warmack is currently under indictment in a pending criminal proceeding entitled United States of America v. Charles B. Prater, et al., United States District Court, Northern District of Georgia, Atlanta Division, Criminal Indictment No. 1:95-CR-460. The indictment charges Mr. Warmack, along with certain other parties, including Mr. Charles B. Prater, a former co-owner of the CTI Companies, with the embezzlement of several millions of dollars principally from Carpet Transport, Inc. in addition to criminal fraud and criminal tax evasion.

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

                           SUMMARY COMPENSATION TABLE


                                                                            Long Term Compensation
                                           Annual Compensation              Awards        Payouts


(a)                   (b)     (c)       (d)         (e)        (f)           (g)             (h)                (i)

                                                   Other                    Securities
Name                                               Annual   Restricted      Under-                             All Other
and                                                Compen-    Stock         lying            LTIP              Compen-
Principal                                          sation    Award(s)       Options          Payouts           sation
Position             Year   Salary($)  Bonus($)       ($)        ($)        SARs(#)            ($)              ($)


Timothy Holstein
CEO                  1996    $ 78,800     --        --          --            --              --                --

Erik Bailey
Chief Financial
Officer              1996    $ 56,100     --         --         --            --              --                --

Brian Henninger
Comptroller          1996    $ 17,300     --         --         --           36,000           --              $30,000*

Charles B. Prater    1996    $300,000     --         --         --            --              --                --
Employee

Lynwood S. Warmack   1996    $300,000     --         --         --            --              --                --
Employee

Robert Herr          1996    $ 75,000     --         --         --            --              --                --
Employee

Wayne S. Herr        1996    $ 75,000     --         --         --            --              --                --
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

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

(a)           (b)              (c)                (d)              (e)

                                               Number of
                                               Securities       Value of
                                               Underlying       Unexercised
                                               Unexercised      In-the-Money
                                               Options/SARs at  Options/SARs at
                                               FY-End (#)       FY-End ($)

         Shares Acquired                       Exercisable/      Exercisable/
Name     on Exercise (#)   Value Realized ($)  Unexercisable    Unexercisable


Brian Henninger  0               0                36,000           $    0

Chief Financial Officer



______________________

         *36,000 - exercise price and closing market price at date of grant.

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

Item 12:  Certain Relationships and Related Transactions

         Except for Mr. Timothy Holstein, the members of the Company's current Board of Directors did not serve in such capacities at the times the Company filed its Form 10-KSB for the fiscal year ended June 30, 1996 as well as Amendment No. 1 and Amendment No. 2 thereto. Accordingly, the current Board of Directors of the Company is unable to assess whether or not the transactions described below were, at the time they were entered into, consummated upon terms that were at least as favorable as the Company would have received in such transactions with independent parties.

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

         (6) Current management of the Company has learned that Mrs. Linda Bailey, the mother of former Company Officer and Director, Erik Bailey, transferred 50,000 Company Common Shares she owned of record to the former owners of Carpet Transport, Inc., A&P Transportation, Inc. and Chase Brokerage, Inc. (the "CTI Companies"), Messrs. Charles B. Prater and Lynwood S. Warmack, on behalf of the Company and representing the Company's earnest money deposit prior to the consummation of the acquisition by the Company of the CTI Companies. The parties agreed that the value of these shares at the time was $150,000.

         (7) All Carpet, Inc., a corporation in which Charles B. Prater is a limited partner, loaned to the Company's subsidiary, Carpet Transport, Inc., $149,000 which is a debt currently outstanding. This payable existed on the books of Carpet Transport, Inc. prior to the acquisition by the Company of the CTI Companies.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Amendment No. 3 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CONTINENTAL AMERICAN TRANSPORTATION, INC.



Dated:  August 20, 1997            By:  s/Timothy Holstein
                                      --------------------
                                      Timothy Holstein, President and
                                       Director

Dated:  August 20, 1997            By:  s/Glenn Singleton
                                      -------------------
                                        Glenn Singleton, Principal
                                        Financial and Chief
                                        Accounting Officer


Dated:  August 20, 1997                  s/William Moses
                                           William Moses, Director


Dated:  August 20, 1997                  s/Jack DuVall
                                           Jack DuVall, Director


























CAT9610K.AM4 (AM3 8/19/97)