Form 10QSB
period 1996-12-31
CONTINENTAL AMERICAN TRANSPORTATION INC
filed 1997-08-22
CIK 866457

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:  December 31, 1996


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

Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As  of  August  6,  1997,   5,633,224   shares  of  Common  Stock  were
outstanding.

         Transitional Small Business Disclosure Format:

Yes..X..No.....

           CONTINENTAL AMERICAN TRANSPORTATION, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                        Pages
Part I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements and Information

                           Consolidated Balance Sheets                    3

                           Consolidated Statements of Operations          4

                           Consolidated Statements of Cash Flows          5

                           Notes to Financial Statements                  6

                  Item 2.  Management's Discussion and Analysis           7
                           of Financial Condition and Results
                           of Operations

Part II           OTHER INFORMATION

                  Item 1.           Legal Proceedings.                   10

                  Item 2.           Changes in Securities.               12

                  Item 3.           Defaults Upon Senior Securities.     15

                  Item 4.           Submission of Matters to a Vote
                                    of Security Holders.                 15

                  Item 5.           Other Information.                   15

                  Item 6.           Exhibits and Reports on Form 8-K.    15

           Continental American Transportation, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 1996
                                   (Unaudited)




           Assets

Current Assets
     Cash and cash equivalents                                                                              $         39,586
     Restricted cash                                                                                                 953,308
     Trade accounts receivable, net of receivables for doubtful accounts of $852,301                               9,245,736
     Notes receivable - current portion                                                                              695,087
     Inventories                                                                                                     266,693
     Other current assets                                                                                          1,544,850
                                                                                                             ---------------
         Total Current Assets                                                                                     12,745,260
Property and Equipment - at cost less accumulated depreciation                                                    57,151,178
Notes receivable, excluding current portion                                                                          282,956
Deferred charges                                                                                                     492,807
Excessive purchase price over fair value of net assets acquired less accumulated amortization                      4,892,620
Other assets                                                                                                         932,152
                                                                                                             ---------------
           Total Assets                                                                                           76,496,973
                                                                                                             ===============

           Liabilities and Stockholders' Equity
Current Liabilities
     Lines of credit                                                                                               4,270,464
     Current maturities of long-term debt                                                                         10,311,237
     Current maturities of capital lease obligations                                                              17,813,730
     Accounts payable                                                                                              6,092,380
     Accrued expenses                                                                                              3,761,094
                                                                                                             ---------------

           Total Current Liabilities                                                                              42,248,905


Long Term debt, excluding current maturities                                                                       9,696,725
Capital lease obligations, excluding current maturities                                                           22,775,291
                                                                                                             ---------------
           Total Liabilities                                                                                      74,720,921
                                                                                                             ---------------

Stockholders' Equity
      Convertible preferred stock, $1 par value, 400,000 shares authorized, 200,000
         shares issued                                                                                               200,000
     Common stock, no par value, 20,000,000 shares authorized, 5,014,689 shares issued,
       4,984,689 shares outstanding                                                                                9,835,064
     Demand notes receivable from sale of stock and expense of stock options and warrants                          (325,000)
     Retained earnings (deficit)                                                                                 (7,796,204)
     Treasury stock, 30,000 shares at cost                                                                         (137,808)
                                                                                                             ---------------
           Total Stockholders' Equity                                                                              1,776,052
                                                                                                             ---------------


           Total Liabilities and Stockholders' Equity                                                       $     76,496,973

                                                                                                           ===============



See notes to the consolidated financial statements.

           Continental American Transportation, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                    Three Months Ended                      Six Months Ended
                                                       December 31,                           December 31,
                                            ----------------------------------     ----------------------------------
                                                 1996               1995                1996               1995
                                            --------------     ---------------     --------------     ---------------

Operating Revenues                        $     16,643,182    $      2,684,538    $    36,301,875    $      5,728,899
                                            --------------     ---------------     --------------     ---------------

Cost of Operations
        Operating Expenses                      17,147,560           2,663,116         34,352,959           5,583,548
   Depreciation and amortization                 3,124,278             307,251          5,369,000             658,925
   (Gain) loss on disposal of equipment             17,547            (38,141)             23,214            (73,736)
                                            --------------     ---------------     --------------     ---------------

        Total Cost of Operations                20,289,385           2,932,226         39,745,173           6,168,737
                                            --------------     ---------------     --------------     ---------------

Operating Loss                                 (3,646,203)           (247,688)        (3,443,298)           (439,838)
                                            --------------     ---------------     --------------     ---------------

Other Income
   Interest expense                            (1,393,551)            (69,211)        (2,375,249)           (125,956)
   Other income                                      8,053              52,525             31,837              69,054
                                            --------------     ---------------     --------------     ---------------

        Total Other Income (Expense)           (1,385,498)            (16,686)        (2,343,412)            (56,902)
                                            --------------     ---------------     --------------     ---------------

        (Loss) Before Income Taxes             (5,031,701)           (264,374)        (5,786,710)           (496,740)
Provision for income taxes                       (391,646)                   -          (391,646)                   -
                                            --------------     ---------------     --------------     ---------------

   Net (Loss)                             $    (5,423,347)    $      (264,374)    $   (6,178,356)    $      (496,718)
                                            ==============     ===============     ==============     ===============


   (Loss) Per Share                       $         (1.10)    $          (.10)    $        (1.29)    $          (.20)
                                            ==============     ===============     ==============     ===============
                                                 4,929,225           2,647,575          4,776,137           2,470,041
Weighted Average Common Shares
Outstanding
                                            ==============     ===============     ==============     ===============




See notes to the consolidated financial statements.

            Continental American Transportation, Inc. & Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)









                                                                       Six Months Ended
                                                                          December 31,
                                                               -----------------------------------

                                                                    1996                1995
                                                               ---------------     ---------------

Cash Flows From Operating Activities                           $      3,783,188    $      (666,169)
                                                                ---------------     ---------------

Cash Flows From Investing Activities                                (5,289,266)             229,088
                                                                ---------------     ---------------

Cash Flows From Financing Activities                                  1,158,893             475,739
                                                                ---------------     ---------------

Net (Decrease) in Cash, Including Restricted Cash                     (347,185)              38,658
Cash, Including Restricted Cash, Beginning of Period                  1,340,079                 480
                                                                ---------------     ---------------

Cash, Including Restricted Cash, End of Period                 $        992,894    $         39,138
                                                                ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the six months for
       Interest                                                $      2,375,249    $        125,956
                                                                ===============     ===============

SUPPLEMENTAL DISCLOSURES OF NON CASH
      FINANCING ACTIVITIES
      Conversion of subordinated debt into
        convertible preferred stock                            $       200,000      $        - 0 -
                                                                ===============      =============











See notes to the consolidated financial statements.

            Continental American Transportation, Inc. & Subsidiaries
                        Notes to the Financial Statements





PREFERRED SHARES

     Series A, $1.00 per share, 800,000 shares authorized, issues and outstanding. These shares are entitled to a dividend at the rate of seven percent (7%), payable quarterly commencing September 30, 1995 and continuing for the next ensuing 14 successive quarters. Dividends on Series A shares are cumulative and rank in priority over dividends on the Company's Series B preferred shares or its common shares. The Series A preferred shares are convertible into common shares of the Company at any time during the period commencing August 1, 1996 through July 21, 2000. The amount of Company common shares into which Series A preferred shares shall be converted is based upon the average bid and ask price of the Company's common shares for the twenty business days prior to the Company receiving notice of intent to convert. On December 4, 1995, all of the Series A preferred shares were converted into 217,984 common shares. All rights and claims to dividends were terminated upon conversion.


     Series B, $1.00 per share, 255,000 shares authorized, issued and outstanding. These shares are entitled to a dividend at the rate of seven percent (7%) payable quarterly but commencing to accrue only thirty days after all outstanding Series A shares have been converted to common shares and shall continue for the next ensuing 14 successive quarters or until converted into Company common shares, whichever is earlier. Dividends on Series B preferred shares are convertible into common shares of the Company after the conversion of all Series A preferred shares into Company common shares and during the period commencing August 1, 1996 through July 31, 2000. The amount of Company common shares into which Series B preferred shares shall be converted is based upon the average bid and ask price of the Company's common shares for the twenty business days prior to the Company receiving notice of intent to convert. On December 4, 1995, all of the Series B preferred shares were converted into 69,482 common shares. All rights and claims to dividends were terminated upon conversion.

COMMON STOCK

     Common stock, no par value, 20,000,000 shares authorized and 5,014,689 shares issued and outstanding at December 31, 1996 and 1995, respectively. Pursuant to a resolution ratified and approved by the Board of Directors, a reverse split of 1 share for 25 shares held was effected June 30, 1995.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company reported consolidated revenue of $16,643,182 and a net loss of $5,500,007, or $1.10 loss per share, compared to $2,684,538 and a net loss of $264,374, or $.10 per share, for the three months ending December 31, 1996 and 1995 respectively. The Company's operating loss was $3,646,203, for the quarter ending December 31, 1996, compared to an operating loss of $285,829, for the quarter ended December 31, 1995. The Company's depreciation and amortization for the three months ended December 31, 1996 was $3,124,278, compared to $307,251 for the three months ended December 31, 1995.

         The revenues of the Company are presented on a consolidated basis and are the cumulative results from the operations of the Company's three subsidiaries, Blue Mack Transportation, Inc., Carpet Transport, Inc. and Chase Brokerage, Inc. Blue Mack reported revenue of $3,056,832 and a net profit of $2,800, or $.00056 income per share for the three months ended December 31, 1996. Carpet Transport reported revenue of $13,896,724 and a net loss of $2,730,540, or $.55 loss per share for the three months ended December 31, 1996. Chase Brokerage reported revenue of $779,222 and a net loss of $844,714, or $.17 loss per share for the three months ended December 31, 1996. The parent reported revenue of $6,950 and a net loss of $1,536,147, or $.31 loss per share for the three months ended December 31, 1996. In addition, the Company posted a loss of $291,405 or $.06 per share, attributable to depreciation and amortization of goodwill resulting from the CTI acquisition.

         The Company identified several factors which attributed to the lower than expected revenues and the corresponding net loss for the quarter ending December 31, 1996. The revenue reported by Carpet Transport was 21% lower than anticipated. This was primarily due to under-utilization of this subsidiary's revenue equipment. The approximately 625 tractor fleet in the Carpet Transport subsidiary averaged $7412 in revenue per tractor per month during the three months ending December 31, 1996. This figure represents 78% of the industry average utilization figures. The major factor for this shortfall is the industry wide shortage of drivers in the over the road market. Understanding this, management is pursuing all avenues to increase its driver population while maintaining its stringent quality standards. The Company's emphasis in this area is focused in the recruiting and training areas. Carpet Transport maintains an internal Driver Training School on its premises in Calhoun, Georgia. As a result of this shortage, Carpet Transport's revenues dropped 9% from the previous quarter. During the quarter, Carpet Transport did not experience the loss of any major clients.

         For the period ending December 31, 1996, Blue Mack's operating performance improved as the income from operations was $68,803, an operating ratio of 98% a marked improvement from the prior quarter's operating ratio of 101% and the prior year's operating ratio of 108%. The improvement is attributable to the fact that the Blue Mack fleet averaged $10,956 per tractor per month for the Quarter ended December 31, 1996, well over the industry average of $9,500 per month. The upgraded fleet required less maintenance time therefore, increasing productivity.

         The Company reported total assets of $76,496,973, total liabilities of $74,920,921, and shareholder's equity $1,576,052. The Company reported total current assets of $12,745,260 and current liabilities of $42,448,905, and a current ratio of .30. As of December 31, 1996, the Company reported debt equity of 2%.

         The Company's cash flow from operating activities, investing activities and financing activities was a positive $3,783,188, a negative $5,289,266 and $1,158,893 respectively, resulting in a net decrease in cash of $347,185 for the six months ended December 31, 1996. The Company's cash flow from operating activities, investing activities and financing activities was a negative $666,169, a positive $229,088 and $475,739 respectively, resulting in a net increase in cash of $38,658 for the comparative six months ended December 31, 1995. The Company paid $2,375,249, in interest expense during the six months ended December 31, 1996, compared to $125,956 in interest expense for the comparative six months ended December 31, 1995.

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

* May contain "forward-looking statements".

Subsequent Events:

         At a special meeting of the Board of Directors held on February 11, 1997 the Board voted to change the fiscal year for the Company and its subsidiaries from June 30th to December 31st. At a subsequent meeting held on July 11, 1997 the Board unanimously voted to rescind this decision and return the fiscal year to June 30th.

         On March 6, 1997, the Company, as a result of its due diligence, was notified that a Foreign Government Bond deposited with the Company by an outside investor was deemed to be fraudulent. The Company immediately notified the appropriate federal and local authorities. The subsequent investigation is continuing at this time.

         On April 6, 1997, Mr. Erik Bailey, Director and Chief
Financial Officer of the Company resigned citing personal reasons. He was replaced as Chief Financial Officer by Mr.
Brian Henninger.

         On July 21, 1997, Mr. Brian Henninger resigned as Chief Financial Officer of the Company. Mr. Henninger was replaced on the Board by Mr. Donald Conord, Vice President of Terminal operations for Carpet Transport, Inc., for the past eleven years.

         On July 22, 1997, the Company reinstated the services of Mr. Charles Prater, a former owner of Carpet Transport, Inc.
Mr. Prater was retained to lend his expertise in the recruitment of drivers, the retention of the existing customer base and in the operations area Mr. Prater is paid at the rate of $1250 per week.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is party to ordinary routine litigation incidental to its business, primarily involving claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities in amounts in excess of self-insured retentions. Other lawsuits or proceedings arising during the subject period or which were previously disclosed but which had a material development during this subject period are disclosed below.

         A&P Transportation, Inc. ("A&P") was sued in a wrongful death action in Federal Court in West Virginia prior to its acquisition by the Company. The case, Elizabeth Crawley, Administratrix of the Estate of William Crawley v. Lionel Robertson, A&P Transportation, Inc., Carpet Transport, Inc., Charles B. Prater and Lynwood S. Warmack is pending in the Circuit Court of McDowell County, West Virginia and was commenced on March 18, 1996. In addition, other claims have also been made against A&P arising out of the same accident. Company management believes that A&P's liability, which under its applicable insurance policy has a $1,000,000 maximum limit coverage, and Carpet Transport Inc.'s liability, which has a under its applicable insurance policy a $1,000,000 maximum limit coverage, could exceed these insurance coverage limits. In the event the claims arising out of this accident exceed this insurance coverage and A&P is found liable therefor, the Company intends to seek indemnification from the previous owners of A&P pursuant to the provisions of the acquisition agreement that provides for such relief.

         The Board of Directors of the Company recently learned that Mr. Timothy Holstein, the President and Chief Executive Officer of the Company, delivered a letter, dated September 27, 1996, to Messrs. Charles B. Prater and Lynwood S. Warmack, the former owners of Carpet Transport, Inc., Chase Brokerage, Inc. and A&P, allegedly on behalf of Carpet Transport Holdings Corp, a wholly owned subsidiary of the Company which was formed to purchase Carpet Transport, Inc., Chase Brokerage, Inc. and A&P and which subsidiary currently owns all of the issued and outstanding shares of these companies. Pursuant to the general terms of this letter delivered by Mr. Holstein, the Company agreed to indemnify Messrs. Prater and Warmack from and against any liability or claims against them personally that may arise out of or in connection with this lawsuit. The Board of Directors did not authorize the execution or delivery of this letter by Mr. Holstein and will vigorously defend against any and all claims made by either or both Messrs. Prater and Warmack that may be made against the

Company or its subsidiaries under any indemnification claim arising from this letter.

                  Blue Mack Transport, Inc. v. Trustee for Mural
Transport, Inc.: Blue Mack commenced a core proceeding in the U.S. Bankruptcy Court, Trenton, New Jersey, seeking the return of a $100,000 loan it made to this debtor. This case has been settled with no liability to the Company or its subsidiaries.

         Mural Transport, Inc. v. GMAC: The Company and Blue Mack are defendants in a core proceeding in the U.S. Bankruptcy Court, Trenton, New Jersey, in which GMAC seeks payment for and/or lease payments allegedly due it as a result of the alleged utilization of its revenue-generating equipment by these parties; the Company and Blue Mack have, and continue to, vigorously prosecute their defense against these claims. The Complainant has failed to specify any specific amount of its claims against the Company and Blue Mack, and the Company intends to file a motion for summary judgment in this matter.

         Trustee for Mural Transport, Inc. v. Continental American Transportation, Inc., et al: The Company and Blue Mack are defendants in a core proceeding in the U.S. Bankruptcy Court, Trenton, New Jersey, in which the Trustee is suing on a $15,000 claim representing the alleged value of a piece of revenue equipment allegedly in Defendants' possession. This case has been settled and concluded.

         On June 3, 1997, a complaint was filed in the U.S. District Court for the Northern District of Georgia, Rome Division, styled RANA Investment Company and RIC Investment Fund, Ltd. (fka Reg-S Investment Fund Ltd.) v. Continental American Transportation, Inc., Case No. 4:97-CV-0165-HLM. In this action, the plaintiffs sought injunctive relief and damages for the Company's allegedly improper refusal to convert several convertible debentures owned by the plaintiffs into the Company's common stock. On July 3, 1997, the court denied a motion for preliminary injunction sought by the plaintiffs. This action is currently in the discovery phase.

         On June 3, 1997, a complaint was filed with the American Arbitration Association in Atlanta, Georgia styled RIC
Investment Fund, Ltd. (formerly known as REG-S Investment
Fund, Ltd.) v. Continental American Transportation, Inc., Case No. 30 168 00201 97. In this action, the plaintiff sought damages of approximately $701,000 and/or an award of specific performance based on the Company's allegedly improper refusal to abide by a Redemption and Escrow Agreement dated January
28, 1997. The matter has not yet been scheduled for an arbitration hearing.

         On June 17, 1997, the Company filed a complaint in the U.S. District Court for the Northern District of Georgia, Atlanta Division, styled Continental American Transportation, Inc. and Carpet Transport, Inc. v. Charles B. Prater, Sr.,
Case No. 1:97-CV-1743. In this action, the Company is seeking to recover damages from Mr. Prater based on two schemes in which Mr. Prater was allegedly involved. In the complaint, the Company contends that Mr. Prater converted hundreds of thousands of dollars from the Company by (1) illegally cashing checks for his benefit by taking advantage of the ComData wire system and (2) obtaining fraudulent expense reimbursements.
The complaint contends that Mr. Prater violated the Racketeer Influenced and Corrupt Organizations (RICO) statute and committed various torts including fraud, conversion, breach of fiduciary duty, and money had and received. Mr. Prater has not yet been served with the complaint.

Item 2.  Changes in Securities

         (a) & (b)
         Not applicable.
         (c)      Recent Sales of Unregistered Securities

         I. On December 10, 1996, the Company issued 4 common stock purchase warrants for services rendered to the Company. The names of the grantees, the amount of Company Common Shares purchasable and the exercise prices are as follows:

                  Name of Grantee             Exercise Price   Number of Shares

         a.       Global Financial Group, Inc.      $5.00              40,625
                                                    $2.50             152,191
                                                    $0.25              45,625
         b.       Scott Sieck                       $2.50             175,000
                                                    $0.25             175,000
         c.       BCR Media, Inc.                   $2.50             150,000
                                                    $0.25             150,005
         d.       Arden Brown                       $2.50               5,000
                                                    $0.25              10,000

         Previously, during the month of July, 1996, the Company had issued 16 common stock purchase warrants, dated June 28, 1996, to 16 persons or entities. The Company canceled 9 Warrants of these 16 Warrants that had been isued to Messrs. Ken Lucas, Craig Scott, Glenn Kennedy, Kevin Miller, Novoya, Vicbor, Russell J. Kennedy, Edward C. Vavreck and Thomas J. Cloutier and exchanged 4 of the July, 1996 Warrants for the 4 new Warrants issued to the above identified persons and entities.

         The Company filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, registering the common shares underlying the subject Warrants and was notified by the Securities and Exchange Commission ("SEC") that it would conduct a full-review of the

Company's Post-Effective Amendment No. 1 to this Form S-3 Registration Statement. Accordingly, the Company contacted all Warrant Holders and informed them that the Company would not permit any exercise under these Warrants until completion of the full-review by the SEC. The Company's current Board of Directors has authorized the filing of a Post-Effective Amendment to this S-3
Registration Statement, deregistering all of the Company Common Shares underlying the subject Warrants.1

         The Company issued and distributed the above-described four Warrants pursuant to the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) promulgated thereunder on the basis of the following facts:

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

         d. The Company had agreed to register all of the Common Shares underlying all of the subject Warrants under the Securities Act of 1933, as amended1

         e. The Company did not pay any commissions or finder's fees to any party in connection with the issuance of the subject Warrants.




1 On August 20, 1997, the Company filed Post Effective Amendment No. 2 to its Registration Statement filed on Form S-3, deregistering all of the common shares underlying all of the Warrants that were issued and outstanding as well as the common shares underlying the 10% Convertible Preferred Shares issued to Seatex AG and those Common Shares registered on behalf of certain Selling Securityholders.

         II. On October 22, 1996, the Company sold $200,000 in aggregate original principal amount of its 10% Convertible Preferred Shares (the "10% Convertible Preferred") to Seatex AG, a corporation organized under the laws of the Country of Switzerland and having its principal offices located at Gellerstrasse 18, CH-4020 Basel, Switzerland, pursuant to a certain Regulation S Offshore Securities Subscription Agreement between the parties and dated October 22, 1996. The 10% Convertible Preferred Shares are convertible into the common shares of the Company at a conversion ratio equal to 75% of the average closing bid price of the Company's common stock for any two consecutive trading days immediately prior to the conversion date.

         The Company relied upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") provided by Regulation S promulgated thereunder, to issue to Seatex AG the 200,000 10% Convertible Preferred Shares based upon the following facts:

         1. The Regulation S Offshore Securities Subscription Agreement, dated October 22, 1996, executed by and between the Company and Seatex AG (the
"Offshore Subscriber") contained, among other covenants, the following representations and warranties made by the Offshore Subscriber: (a) the Offshore Subscriber, was not "U.S. person(s)" as that term is defined in Rule 902(o) of Regulation S and that its true and correct principal office, address and
telephone   number   is   Gellerstrasse   18,   CH-4020   Basel,    Switzerland,
011-41-61-722-0022; (b) the Offshore Subscriber was not and will not be officer(s), director(s) or affiliate(s) of the Company; (c) the Offshore Subscriber agreed that all offers and sales of the 10%% Convertible Preferred Shares, and shares of the Company's Common Stock issuable upon conversion thereof shall not be made to a U.S. person or for the account or benefit of U.S. persons and shall otherwise be made in compliance with the provisions of Regulation S; (d) the Offshore Subscriber is not a distributor(s) as that term is defined in Rule 902(c) of Regulation S; (e) the offers and sales of the subject securities have not been and will not be prearranged by the Offshore Subscriber with a purchaser located in the United States or a purchaser which is a U.S. person, and; (f) the Offshore Subscriber has not engaged nor will it engage in any activity for the purpose of, or that could reasonably be expected to have the effect of, conditioning the market in the United States for any of the 10% Convertible Preferred Shares, or any of the Common Shares issuable upon the conversion thereof.

         2. The Company utilized the services of a Mr. Arden Brown of Boca Raton, Florida as its placement agent in this Regulation S offering and paid to Mr. Brown as a placement agent fee (1) $10,000 in cash payments and (2) 2 Warrants to purchase an aggregate of 30,000 shares of the Company's common stock. The Company's officers and directors made such investigation and performed a due diligence review of the subject transaction, the Offshore Subscriber so as to provide it with a reasonable basis to conclude that the subject transaction was conducted in full compliance with all of the provisions of Regulation S promulgated under the 1933 Act.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

   (a)      (3)(i)       Articles of Incorporation:  Incorporated by
                         reference to Item 13 (a)(3.1) of Company's
                         Amendment No. 2 to Form 10-KSB for the Year Ended
                         June 30, 1996.

            (3)(ii)      Bylaws:  Incorporated by reference to Item 13
                         (a)(3.2) of Company's Amendment No. 2 to Form 10-KSB for the Year Ended June 30, 1996

            (3)(10)      Material Contracts:

                (i) Consulting Agreements, dated December 10, 1996 by and between American Transportation, Inc. and Universal Solutions, Inc., Pyramid Holdings, Inc., Affiliated Services, Inc., Ocean Marketing Corp., Explorer Financial Services, Inc., Christie & Company, Global Financial Group, Inc., Mr. Arden Brown, Mr. Scott Sieck and BCR Media, Inc.:
                         Incorporated by reference to Item 16 4(d)(2) of the Company's Post-Effective Amendment No. 1 to the Company's Form S-3 filed with the Securities and Exchange Commission on February 6, 1997.

                (27)     Financial Data Schedule

   (b) The Registrant filed the following Current Reports on Forms 8-K during the subject period:

                                                        Date Filed
                                Date Signed:           with the SEC:

Denman Lawsuit                  November 19, 1996      November 19, 1996
Transport Clearings Notice      December 30, 1996      December 30, 1996

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-QSB for the period ending December 31, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.


                               CONTINENTAL AMERICAN TRANSPORTATION, INC.


                               By:  s/Timothy Holstein
                                  Timothy Holstein, President and
                                  Chief Executive Officer

                               By:  s/Glenn Singleton
                                  Glenn Singleton, Principal Financial
                                  and Chief Accounting Officer


Dated:  August 20, 1997






























cat10Q96.dec

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               -------------------


                                    FORM 8-K

                                 CURRENT REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


Date of Report (Date of earliest event reported):   November 19, 1996

CONTINENTAL AMERICAN TRANSPORTATION, INC.
         Exact name of Registrant as specified in charter)

Colorado         0-18729           84-1089599
(State or other       (Commission            (IRS employee
jurisdiction of       file number)           identification
incorporation                                       no.)


   495 Lovers Lane Road, Calhoun, Georgia          30701
--------------------------------------------------------
     (Address of principal executive office)     Zip Code

Registration telephone number, including area code: (706) 629-8682

         Item 5.           Other Events.

                           The Board of Directors of Registrant has authorized an Atlanta based law firm to commence an action in United States District Court, Northern District of Georgia, against William T. Denman, III, a former shareholder of the Registrant, seeking a declaratory judgment that Registrant's actions in cancelling Mr. Denman's shares in 1995 for non payment of any consideration for the issuance of the canceled shares. Following the cancellation of his 5,320 common shares, Mr. Denman wrote several letters to the Securities and Exchange Commission (the "SEC") alleging, among other things, that the cancellation was illegal. On the basis of these Denman letters, the SEC commenced a preliminary investigation into the Company's past trading activities.

                           By authorizing the declaratory judgment action, Registrant's Board of Directors is confident that the Federal District Court will confirm the legality of its actions in cancelling Denman's shares especially under the circumstances where there is no record that Mr. Denman paid any consideration for them.

                                                    SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                    CONTINENTAL AMERICAN TRANSPORTATION, INC.



                     By: s/Timothy Holstein
                         Timothy Holstein, President


Dated:  November 19, 1996





catform5.8-k Denman

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               -------------------


                                    FORM 8-K

                                 CURRENT REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


Date of Report (Date of earliest event reported):   December 17, 1996

CONTINENTAL AMERICAN TRANSPORTATION, INC.
         Exact name of Registrant as specified in charter)

Colorado         0-18729           84-1089599
(State or other       (Commission            (IRS employee
jurisdiction of       file number)           identification
incorporation                                       no.)


   495 Lovers Lane Road, Calhoun, Georgia          30701
--------------------------------------------------------
     (Address of principal executive office)      Zip Code

Registration telephone number, including area code: (706) 629-8682

Item 5.           Other Events.

                  On December 17, 1996, Registrant received written notice from Transport Clearings, L.L.C. of St. Paul, Minnesota, one of its lenders, that it was giving Carpet Transport, Inc., Registrant's subsidiary, a 30-day notice that it would cease to continue its contract pursuant to which it advanced payment on Carpet Transport, Inc.'s accounts receivable because of a lien filed by the Internal Revenue Service against Carpet Transport, Inc., a subsidiary of Registrant. Registrant's management had been and continues to be in negotiations with the Internal Revenue Service to remove the lien.

                  The subject lien was filed against Carpet Transport, Inc. based upon corporate income tax liability arising out of earnings generated during Carpet Transport, Inc.'s fiscal year ended June 30, 1995. However, Carpet Transport, Inc.'s corporate income tax return for the period July 1, 1995 through February 29, 1996, the short year immediately preceding Registrant's acquisition of Carpet Transport, Inc., reflected a loss of almost $6.0 million. Accordingly, Registrant has filed income tax refund claims for Carpet Transport, Inc.'s fiscal years ended June 30, 1993, 1994 and 1995 which aggregate refund claims offset the approximate $1,800,000 of income tax liability arising from the subject fiscal year ended June 30, 1995.

                  The Internal Revenue Service has held in abeyance any collection activity on the subject corporate income tax liability pending further review. Registrant's management believes that any attempt by the IRS to institute collection is wholly unwarranted in veiw of the pending refund claims.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              CONTINENTAL AMERICAN TRANSPORTATION, INC.


                              By: s/Timothy Holstein
                                 Timothy Holstein, President

Dated:  December 30, 1996

catform6.8-k