Form 10QSB
period 1997-03-31
CONTINENTAL AMERICAN TRANSPORTATION INC
filed 1997-08-22
CIK 866457

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended:  March 31, 1997


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

Not applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As  of  August  15,  1997,   6,023,224  shares  of  Common  Stock  were
outstanding.

         Transitional Small Business Disclosure Format:

Yes..X..No.....

           CONTINENTAL AMERICAN TRANSPORTATION, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                        Pages
Part I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements and Information

                           Consolidated Balance Sheets                    3

                           Consolidated Statements of Operations          4

                           Consolidated Statements of Cash Flows          5

                  Item 2. Management's Discussion and Analysis 6 of Financial Condition and Results of Operations

Part II           OTHER INFORMATION

                  Item 1.           Legal Proceedings.                    8


                  Item 2.           Changes in Securities.                11

                  Item 3.           Defaults Upon Senior Securities.      11

                  Item 4.           Submission of Matters to a Vote       11
                                    of Security Holders.

                  Item 5.           Other Information.                    11

                  Item 6.           Exhibits and Reports on Form 8-K.     11

           Continental American Transportation, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 1997
                                   (Unaudited)



           Assets

Current Assets
     Cash and cash equivalents                                                                              $         52,545
     Restricted cash                                                                                                 703,308
     Trade accounts receivable, net of allowance for doubtful accounts of $852,301                                 9,136,655
     Notes receivable - current portion                                                                              654,092
     Inventories                                                                                                     244,193
     Other current assets                                                                                          1,893,985
                                                                                                             ---------------
         Total Current Assets                                                                                     12,684,778
Property and Equipment - at cost less accumulated depreciation                                                    51,832,272
Notes receivable, excluding current portion                                                                          267,165
Deferred charges                                                                                                     470,667
Excess purchase price over fair value of net assets acquired less accumulated amortization                         4,501,718
Other assets                                                                                                         608,885
                                                                                                             ---------------
           Total Assets                                                                                           70,365,485
                                                                                                             ===============

           Liabilities and Stockholders' Equity
Current Liabilities
     Lines of credit                                                                                               4,595,067
     Current maturities of long-term debt                                                                          2,980,740
     Current maturities of capital lease obligations                                                              15,011,650
     Accounts payable                                                                                              8,902,128
     Accrued expenses                                                                                              4,116,312
                                                                                                             ---------------
           Total Current Liabilities                                                                              35,605,897
Long Term debt, excluding current maturities                                                                      14,496,038
Capital lease obligations, excluding current maturities                                                           19,899,164
                                                                                                             ---------------

           Total Liabilities                                                                                      70,001,099
                                                                                                             ---------------

Stockholders' Equity (Impairment)
      Convertible preferred stock, $1 par value, 400,000 shares authorized, 200,000
         shares issued                                                                                               200,000
     Common stock, no par value, 20,000,000 shares authorized,
       501,489 shares issued, 4,984,689 shares outstanding                                                         9,835,064
     Treasury stock, 30,000 shares at cost                                                                         (137,808)
     Demand notes receivable from sale of stock and exercise of stock options and warrants                         (325,000)
     Retained earnings (deficit)                                                                                 (9,207,870)
                                                                                                             ---------------
           Total Stockholders' Equity (Impairment)                                                                   364,386
                                                                                                             ---------------
           Total Liabilities and Stockholders' Equity                                                       $     70,365,485
                                                                                                             ===============




See notes to the consolidated financial statements.

           Continental American Transportation, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                             Three Months Ended                     Nine Months Ended
                                                                  March 31,                             March 31,
                                                     -----------------------------------    ----------------------------------
                                                          1997                1996               1997               1996
                                                     ---------------     ---------------    --------------     ---------------

Operating Revenues                                  $     18,277,599    $      9,600,202   $    54,579,474    $     15,329,101
                                                     ---------------     ---------------    --------------     ---------------

Cost of Operations
Operating Expenses                                        15,759,662           9,206,055        50,112,621          14,809,603
Depreciation and amortization                              4,374,414           1,038,568         9,743,414           1,677,493
(Gain) loss on disposal of equipment                     (1,828,908)            (25,744)       (1,805,694)            (99,480)
                                                     ---------------     ---------------    --------------     ---------------
         Total Cost of Operations                         18,305,168          10,218,879        58,050,346          16,387,616
                                                     ---------------     ---------------    --------------     ---------------

Operating Loss                                              (27,569)           (618,677)       (3,470,867)         (1,058,515)
                                                     ---------------     ---------------    --------------     ---------------

Other Income (Expense)
         Interest expense                                (1,387,588)           (343,864)       (3,762,837)           (469,820)
         Other income                                          9,516               6,483            41,353              75,537
                                                     ---------------     ---------------    --------------     ---------------

         Total Other Income (Expense)                    (1,378,072)           (337,381)       (3,721,484)           (394,283)
                                                     ---------------     ---------------    --------------     ---------------

         (Loss) Before Income Taxes                      (1,405,641)           (956,058)       (7,192,351)         (1,452,798)
Provision for (Benefit From) income taxes           x          6,025            (15,757)           397,671            (15,757)
                                                     ---------------     ---------------    --------------     ---------------

         Net (Loss)                                 $    (1,411,666)    $      (971,815)   $   (7,590,022)    $    (1,437,041)
                                                     ===============     ===============    ==============     ===============



         (Loss) Per Share                           $          (.28)    $          (.25)   $        (1.56)    $          (.50)
                                                     ===============     ===============    ==============     ===============
                                                           5,014,689           3,791,356    4,854,493                2,893,489
Weighted Average Common Shares
Outstanding
                                                     ===============     ===============    ==============     ===============



See notes to the consolidated financial statements.

            Continental American Transportation, Inc. & Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)










                                                                                                   Nine Months Ended
                                                                                                       March 31,
                                                                                          -----------------------------------

                                                                                               1997                1996
                                                                                          ---------------     ---------------

Cash Flows From Operating Activities                                                     $      7,888,457    $    (1,040,838)
                                                                                          ---------------     ---------------

Cash Flows From Investing Activities                                                          (2,068,178)           1,623,831
                                                                                          ---------------     ---------------

Cash Flows From Financing Activities                                                          (6,404,505)             455,215
                                                                                          ---------------     ---------------

Net Increase in Cash, Including Restricted Cash                                                 (584,226)           1,038,208
Cash, Including Restricted Cash, Beginning of Period                                            1,340,079                 480
                                                                                          ---------------     ---------------

Cash, Including Restricted Cash, End of Period                                           $        755,853    $      1,038,688
                                                                                          ===============     ===============

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION  Cash paid (received)  during the nine months for
       Interest                                                                          $      3,762,837    $        469,820
                                                                                          ===============     ===============
       Income Taxes                                                                      $              -    $       (15,757)
                                                                                          ===============     ===============

SUPPLEMENTAL DISCLOSURES OF NON CASH
       FINANCING ACTIVITIES
       Conversion of subordinated debt into convertible preferred stock                   $      200,000        $         -0-
                                                                                           ===============       ============









See notes to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company reported consolidated revenue of $18,277,599 and a net loss of $1,411,666, or $.28 loss per share, compared to $9,600,202 and a net loss of $971.815, or $.25 per share, for the three months ending March 31, 1997 and 1996 respectively. The Company's operating loss was $27,569, for the quarter ending March 31, 1997, compared to an operating loss of $618,677, for the quarter ended March 31, 1996. The Company's depreciation and amortization for the three months ended March 31, 1997 was $4,374,414, compared to $1,038,568 for the three months ended March 31, 1996.

         The revenues of the Company are presented on a consolidated basis and are the cumulative results from the operations of the Company's three operating subsidiaries, Blue Mack Transportation, Inc., Carpet Transport, Inc. and Chase Brokerage, Inc., as well as certain non-operating activities conducted under the aegis of another subsidiary, Carpet Transport Properties, and the parent company. Blue Mack reported revenue of $2,384,308 and a net loss of $207,132, or $.04 per share for the three months ended March 31, 1997. Carpet Transport reported revenue of $14,796,970, and a net loss of $788,586, or $.16 per share for the three months ended March 31, 1997. Chase Brokerage reported revenue of $1,091,381 and a net income of $293,663 or $.05 per share for the three months ended March 31, 1997. The parent reported revenue of $4,940 and a net loss of $211,161, or $.16 per share for the three months ended March 31, 1997, while Carpet Transport Properties reported a loss of $438,450, or $.09 per share for the quarter ended March 31, 1997, all on a post-consolidated basis.

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














* May contain "forward-looking statements".

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

         (a), (b) & (c)
         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 15, 1997, a Special Meeting of the Stockholders of the Company was held at its corporate offices in Calhoun, Georgia. At this Special Meeting, stockholders elected all of the then directors to a further one (1) year term to the Board of Directors: Timothy Holstein received 3,894,164 share votes for his election, 30,925 against and 100 abstained; Mr. Erik Bailey received 3,925,089 share votes for his election, no votes against and 100 abstained, and; Mr. Brian Henninger received 3,925,089 share votes for his election, no votes against and 100 abstained. Proposal Two, ratification of the adoption by the Board of Directors of the Company's 1996 Stock Option Plan, received 3,785,367 share votes for ratification, 139,760 against and 62 abstained. The last matter voted upon, Proposal Three, the ratification of the Board's appointment of the accounting firm of Rosenberg Rich Baker Berman and Company to serve as the Company's independent auditors for the fiscal year ending June 30, 1997, received 3,808,920 share votes for ratification of appointment, none against and 116,269 abstained.

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

                  (3)(ii)           Bylaws:  Incorporated by reference to
                                    Item 13 (a)(3.2) of Company's Amendment
                                    No. 2 to Form 10-KSB for the Year Ended
                                    June 30, 1996

                     (27)           Financial Data Schedule

         (b) The Registrant filed the following Current Reports on Forms 8-K during the subject period:

                                                           Date Filed
                                     Date Signed:       with the SEC:

   Annual Meeting                  January 20, 1997    January 22, 1997
   Change of Fiscal Year           February 11, 1997   February 11, 1997
   Notice of SEC Full Review       February 21, 1997   February 21, 1997
   Japanese Government Bond        March 6, 1997       March 6, 1997

                                                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-QSB for the period ended March 31, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONTINENTAL AMERICAN TRANSPORTATION, INC.


                                    By:  s/Timothy Holstein
                                         Timothy Holstein, President and
                                          Chief Executive Officer

                                    By:  s/Glenn Singleton
                                         Glenn Singleton, Principal Financial
                                            and Chief Accounting Officer


Dated:  August 22, 1997






























cat10q97.mar

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               -------------------


                                    FORM 8-K

                                 CURRENT REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


Date of Report (Date of earliest event reported):   January 15, 1997

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
--------------------------------------------------------
     (Address of principal executive office)      Zip Code

Registration telephone number, including area code: (706) 629-8682

Item 5.           Other Events.

                  Registrant's Annual Meeting of Shareholders took place at the Company's headquarters in Calhoun, Georgia on January 15, 1997, pursuant to its Notice of Annual Meeting sent to shareholders of record and beneficial owners of the Registrant's common shares. A quorum representing approximately seventy-eight (78%) percent of the issued and outstanding common shares were represented by proxy or in person. Management's candidates for election to the Registrant's Board of Directors were elected based on the following results: Timothy Holstein, Registrant's President and Chief Executive Officer, received 3,894,164 votes for election to the Board, 30,925 against with 100 votes abstaining; Erik Bailey, Registrant's Vice President and Chief Financial Officer, received 3,925,089 votes for election, no votes against with 100 votes abstaining, and; Brian Henninger, Registrant's Secretary and Comptroller, received 3,925,089 votes in favor of his election, no votes against with 100 votes abstaining.

                  Shareholders also approved the adoption of Registrant's 1996 Stock Option Plan: 3,785,367 votes were cast in favor, 139,760 against and 62 votes abstained. Registrant's last proposal voted upon by shareholders, the ratification of the apppointment of the accounting firm of Rosenberg Rich Baker Berman & Company to serve as Registrant's independent auditor for the fiscal year ending June 30, 1997, received 3,808,920 votes in favor, no votes against with 116,269 votes abstaining.

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


                    CONTINENTAL AMERICAN TRANSPORTATION, INC.



                    By: s/Timothy Holstein
                       Timothy Holstein, President

Dated:  January 20, 1997



catform7.8-k

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               -------------------


                                    FORM 8-K

                                 CURRENT REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


Date of Report (Date of earliest event reported):   February 7, 1997

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
--------------------------------------------------------
     (Address of principal executive office)      Zip Code

Registration telephone number, including area code: (706) 629-8682

Item 8.           Change in Fiscal Year.

                  Registrant's Board of Directors has authorized a change in its fiscal year from June 30th to December 31st. Accordingly, Registrant's management will prepare an annual report on Form 10-KSB for the 6-month period ended December 31, 1996.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                    CONTINENTAL AMERICAN TRANSPORTATION, INC.


                     By: s/Erik Bailey
                         Erik Bailey, Vice President
                         and Chief Financial Officer

Dated:  February 11, 1997



























catform8.8-k

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               -------------------


                                    FORM 8-K

                                 CURRENT REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


Date of Report (Date of earliest event reported):   February 20, 1997

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
--------------------------------------------------------
     (Address of principal executive office)     Zip Code

Registration telephone number, including area code: (706) 629-8682

Item 5.           Other Events.

                  On February 20, 1997, the Securities and Exchange Commission (the "Commission") informed Registrant that it would conduct a "full review" of its Post-Effective Amendment No. 1 to its registration statement, filed with the Commission on February 6, 1997 (the "Post-Effective Amendment"); the Post-Effective Amendment modified and amended Registrant's registration statement on Form S-3 originally filed with the Commission on July 25, 1996, as well as Pre-Effective Amendment No. 1 to such registration statement which was filed with the Commission on November 25, 1996 (collectively, the
                  "Registration Statement"). The Registration Statement was declared effective by the Commission on November 29, 1996, based upon Registrant's Board of Director's written certifications and acknowledgments to the Commission that included, among other things, its certification that it would not assert as a defense to any future Commission enforcement action the fact of the Commission's issuing an order of effectiveness for the Registration Statement.

                  The Registration Statement registered under the Securities Act of 1933, as amended (the "1933 Act") an aggregate of 2,068,441 shares of the Registrant's Common Stock underlying 14 Common Stock Purchase Warrants (the "Warrants"); also registered therein were (1) 300,000 Common Shares to accommodate conversions of 200,000 shares of Registrant's 10% Convertible Preferred Stock sold to Seatex AG, an entity based in Switzerland, pursuant to a certain Regulation S Offshore Securities Subscription Agreement, dated October 22, 1996, under the provisions of Regulation S promulgated under the 1933 Act and (2) an aggregate of 750,000 Common Shares on behalf of certain selling securityholders (the "Selling Securityholders").

                  In view of the notification by the Commission that it intended to conduct a "full review" of the Post-Effective Amendment, Registrant intends to inform all of the warrantholders whose common shares underlying their respective Warrants were included in the Registration Statement that Registrant will not permit any exercises to purchase any of the Common Shares underlying their Warrants until completion by the Commission of its full review. The Company shall also inform the warrantholders that it shall extend the warrant exercise periods set forth in their respective Warrants by an amount of time equal in duration to the time it takes the Commission to complete its full review of the Post-Effective Amendment. Registrant shall also notify the Selling Securityholders of these developments and advise them to immediately seek the advice of their respective attorneys before they proceed with any offers to sell or sales of their common shares included in the Registration Statement.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                    CONTINENTAL AMERICAN TRANSPORTATION, INC.



                    By: s/Erik Bailey
                        Erik Bailey, Vice President
                        and Chief Financial Officer

Dated:  February 21, 1997



























catform9.8-k

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               -------------------


                                    FORM 8-K

                                 CURRENT REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


Date of Report (Date of earliest event reported):   March 6, 1997

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
--------------------------------------------------------
     (Address of principal executive office)     Zip Code

Registration telephone number, including area code: (706) 629-8682

Item 5.           Other Events.

                  On March 6, 1997, Registrant's management learned that a certain Japanese Government Bond transferred to it by an investor was counterfeit. The investor, T. Pat McGlon, had caused his brokerage firm to transfer physical possession of the subject bond to the Registrant's brokerage firm who, when they attempted to sell the instrument today, discovered its counterfeit nature.

                  Immediately upon gaining knowledge of the counterfeit nature of the instrument, Registrant's management instructed its general counsel to inform the Atlanta, Georgia office of the Federal Bureau of Investigation of all the facts and circumstances surrounding the attempted perpetration of this fraud upon the Registrant. In addition, the Registrant canceled the 7% convertible preferred shares it had issued to the investor, the final amount of which securities to be transferred was subject to adjustment based upon the proceeds derived from the sale of the subject fraudulent bond. The Registrant intends to pursue all of its civil and criminal remedies against the investor and his associates.


                                                    SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                    CONTINENTAL AMERICAN TRANSPORTATION, INC.



                     By: s/Erik Bailey
                         Erik Bailey, Vice President
                         and Chief Financial Officer

Dated:  March 6, 1997









catfor10.8-k